Form 10-K405
period 1999-12-31
UNITED DOMINION INDUSTRIES LIMITED
filed 2000-03-30
CIK 29590

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]

                    For the fiscal year ended December 31, 1999

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from             to

                           Commission file number 1-8585

                       UNITED DOMINION INDUSTRIES LIMITED
             (Exact name of registrant as specified in its charter)


                 Canada                                 98-0125322
------------------------------------------   ----------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

2300 One First Union Center, Charlotte, NC               28202-6039
------------------------------------------   ----------------------------------
 (Address of principal executive offices)                (Zip Code)


     Registrant's telephone number, including area code, is (704) 347-6800.

          Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class             Name of Each Exchange on which Registered
      -------------------             -----------------------------------------
Common Shares (without par value)           The Toronto Stock Exchange
                                            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No  __

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not included as it is inapplicable to the registrant, a foreign private issuer. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately U.S. $635,000,000 as of March 14, 2000, assuming that officers and directors are affiliates. As of the same date, 39,122,355 Common Shares were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1999 are incorporated by reference into Parts I and II and filed as Exhibit 13 hereto.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     United Dominion Industries Limited (the "Company" or the "Registrant") was initially incorporated in Canada as Dominion Bridge Company, Limited in 1882, reincorporated with the same name under the Companies Act of Canada on July 30, 1912, and continued with unlimited duration under the Canada Business Corporations Act effective May 8, 1980. The Company changed its name to AMCA International Limited on June 1, 1981 and to United Dominion Industries Limited effective June 4, 1990.

     The registered office of the Company is Suite 5300, Commerce Court West, P.O. Box 85, Toronto, Ontario, Canada M5L 1B9. Its principal executive office is at 2300 One First Union Center, 301 South College Street, Charlotte, North Carolina, 28202, USA.

     The Company manufactures proprietary engineered products for sale primarily to industrial and commercial markets worldwide. The Company's businesses are organized in four segments: Flow Technology, Machinery, Specialty Engineered Products and Test Instrumentation.

The Company's Flow Technology businesses include:

         o Marley Cooling Tower, Spig and Cofimco -- cooling towers for power generation, refrigeration, HVAC and industrial uses.

         o        Flair -- filters and dryers for compressed air systems.

         o Weil-McLain -- cast iron boilers for commercial and residential customers.

         o Waukesha Cherry-Burrell and Bran + Luebbe -- valves, pumps, fittings, and integrated systems for sanitary (i.e. food, beverages, dairy, pharmaceutical and cosmetics) and industrial processing markets.

         o Marley Pump -- submersible petroleum and water pumps and leak detection equipment.

         o Mueller Steam -- pipeline strainers and check, butterfly and plug valves.

         o        CMB -- backflow prevention devices.

The Company's Machinery businesses include:

         o BOMAG, HYPAC, Compaction America and Stow -- soil, asphalt and landfill compactors and light equipment for concrete placement and treatment.

         o Sunflower, Feterl and Richardton -- tilling equipment, augers, grain drills and handling systems.

The Company's Specialty Engineered Product businesses include:

         o Door Products (Ceco, Trussbilt, Fleming and Dominion Building Products/Amsco) -- steel frames and doors for commercial, industrial and institutional markets.

         o Door Products (Serco, Kelley, TKO and Lee Engineering) -- dock levelers, vehicle restraints, dock seals and shelters, stackers, scissor lifts and tilters.

         o Marley Electric Heating -- electric resistant heaters and ventilation equipment for industrial, commercial and residential markets.

         o Fenn Manufacturing -- close-tolerance machining primarily for the aerospace industry and metal forming equipment.

         o C & M -- powered roller conveyor systems for the corrugated and solid fiber carton industry.

The Company's Test Instrumentation businesses include:

         o Test Measurement (Radiodetection, Riser-Bond and Bicotest) -- portable pipe and cable locators, and line management and monitoring systems for the utilities and telecommunications industries.

         o ATP (Amprobe TIF and Promax) -- hand-held testing equipment, refrigerant recovery and handling systems and refrigerant leak detection devices.

         o AIT -- diagnostic tools, precision fastening systems, and gaging devices primarily for the automotive industry; carbide machine parts and scales and weighing systems.

         o Lunaire/LDS -- environmental testing chambers, industrial ovens and electro-dynamic shakers for vibration testing.

         o Atmospheric Air (TMI and King) -- air supply systems for the automotive and food processing industries.

     The Company has consolidated assets of approximately $2.2 billion and employs approximately 14,000 people at over 90 manufacturing locations in more than 20 countries. The Company sells its products in over 120 countries and had 1999 consolidated sales of approximately $2.15 billion.

         References herein to the Company are, where the context so requires, to the Company and one or more of its subsidiaries. Dollar references are to U.S. dollars unless otherwise indicated.

RECENT DEVELOPMENTS

     The Company completed twelve product line acquisitions during 1999 and early 2000, adding annualized sales approaching $300 million. During the first quarter, the Company purchased Riser-Bond, a manufacturer of cable fault locators, for Radiodetection, and Ranieri, an Italian producer of stick ice cream molds, for Waukesha Cherry-Burrell's ice cream division. The Company added Aqua-Cool, an Australian cooling tower company, in the second quarter. In August, the Company made a large acquisition, Bran + Luebbe, a German manufacturer of metering pumps and analyzers, which compliments the Company's Waukesha Cherry-Burrell business. Also in the third quarter, the Company added TKO Doors for Serco, Fleming, a Canadian steel door manufacturer, for Door Products, and Radiodetection China for Radiodetection. In the fourth quarter, the Company added the Williamson & Milwaukee-Thermoflo product lines to Weil-McLain, Patton industrial fans, heaters and ventilation equipment to Marley Electric Heating, Bicotest, a British producer of instruments to detect the distance to fault on wire cables, to Radiodetection and General Electronic Systems, a manufacturer of industrial platform scales, to the AIT group. In the first week of 2000 the Company added the Kelley Company, a full-line producer of dock equipment, to its Dock Products division. Kelley will compliment the Company's Serco business.

     The Company's UDXcellence initiative became the number one operating priority of the Company during 1999. The program was launched during the first quarter and is a comprehensive Company-wide initiative designed to improve productivity, increase efficiency and lower asset utilization. As part of the UDXcellence program, the Company incurred one-time charges during the year of $22.2 million in connection with the following initiatives:

         o Closing a Flair operation in Virginia and combining it with one in North Carolina;

         o Moving the King Company's manufacturing operations from Minnesota to South Carolina and thereby reducing the cost structure;

         o Rationalizing door and frame production at its Door Products division;

         o Combining and rationalizing the Test Measurement division, closing two facilities and reducing headcount; and

         o Consolidating some of Mueller Flow's product lines with Mueller Steam and Bran + Luebbe, and exiting others.

     In September 1999, the Company completed its 2 million share repurchase program accomplished pursuant to a normal course issuer bid in Canada. That program began in October 1998. Together with its 3 million share issuer bid repurchase at the beginning of 1998, and its 2 million share normal course bid accomplished in 1997 and 1998, the Company has purchased approximately 15% of its outstanding common shares during the period 1997 through 1999.

     The Company announced in December a reorganization of its senior management, promoting Glenn A. Eisenberg to President and Chief Operating Officer, B. Bernard Burns, Jr. to Executive Vice President and Chief Administrative Officer and William Dries, Senior Vice President, to Chief Financial Officer. The Company's segment organization remains in place with James M. Gibbs continuing as President of Flow Technology and Lothar Wahl as President of Machinery. Richard F. Bradbury was named President of Specialty Engineered Products and Timothy J. Verhagen became President of Test Instrumentation.

INDUSTRY SEGMENTS

     The Company's businesses are organized into four industry segments: Flow Technology, Machinery, Specialty Engineered Products and Test Instrumentation.

     The following table sets out the sales and operating income by segment for the Company's ongoing businesses:

                                        Year Ended December 31
                                    1999         1998        1997
                                    ----         ----        ----
                                            (in millions)

     Sales
     ------

Flow Technology                    $  992      $  946      $  846
Machinery                             456         454         364
Specialty Engineered Products         388         349         310
Test Instrumentation                  312         271         124
                                   ------      ------      ------
     Total                         $2,148      $2,020      $1,643
                                   ======      ======      ======

     Operating Income
     ----------------

Flow Technology                    $   94      $   97      $   79
Machinery                              51          51          42
Specialty Engineered Products          42          39          42
Test Instrumentation                   18          21          12
                                   ------      ------      ------
     Total                         $  205      $  207      $  175
                                   ======      ======      ======

     Additional information about the Company's industry segments for each of the last three fiscal years is contained in Note 12 of the Notes to Consolidated Financial Statements incorporated by reference into this document.

FLOW TECHNOLOGY SEGMENT

Marley Cooling Tower

     According to industry sources, Marley Cooling Tower is the leading United States-based manufacturer of water cooling towers. It manufactures and markets products globally ranging from small, factory-assembled cooling towers used in refrigeration and air conditioning systems to large mechanical draft and hyperbolic concrete cooling towers constructed on-site for electric utilities and industrial applications. Marley Cooling Tower also furnishes spare parts and rebuilds and upgrades cooling towers designed by

Marley or its competitors. Its Recold Division manufactures and markets evaporative condensers and closed circuit coolers for the air conditioning and refrigeration industry. Marley Cooling Tower's principal competitors include Baltimore Aircoil, Balcke-Durr, Evapco, GEA, Hamon, Psychometric Services and Liang Chi.

     Marley Cooling Tower's business is divided among the industrial, utility and HVAC markets. It has nine regional sales offices and more than 70 representative offices across the United States and Canada, as well as subsidiary companies in England, Germany, Spain, Australia and Malaysia, and sales offices and joint venture partners in various places throughout the world. The Company's 1999 acquisition of Aqua-Cool, in Australia, increased Marley Cooling Tower's Australian presence.

     Marley Cooling Tower's Resolite business produces engineered fiberglass reinforced plastic composite panels in opaque and light transmitting versions which are used in industrial applications requiring superior corrosion resistance. Resolite uses the pultrusion process to manufacture fiberglass reinforced composite products, principally for the electrical and structural markets. Resolite's principal competitors are Enduro Composite Systems and Bedford Reinforced Plastics, Inc.

Flair

     According to industry sources, Flair is the leading United States manufacturer of equipment used to dehydrate, filter and purify air and gas in various industrial applications. Flair's products include dryer and purification equipment such as regenerative and refrigerated compressed air and oil dryers that eliminate moisture and contaminants from compressed gases. Flair also supplies filter assemblies, elements, valves and desiccant used in the replacement market. Products are marketed under the following names: Pneumatic Products (regenerative dryers); General Pneumatics (refrigerated and regenerative dryers); Deltech (refrigerated and regenerative dryers); Dollinger (filters and oil mist eliminators); Delair (refrigerated and regenerative air dryers for the European market); Kemp (regenerative dryers for liquids and gases other than air); Siva (solvent distillation equipment); and Technolab (compressed air filters).

     Components for compressed air systems plus replacement filters and parts represent a majority of Flair's business. Flair produces substantially all of the components in a compressed air system with the exception of the compressor itself. Ingersoll-Rand, the largest United States manufacturer of compressors, is Flair's largest customer. Flair has operations throughout North America and Western Europe, and certain products are marketed by distributors and sales representatives. Its international presence includes a global strategic alliance with Ingersoll-Rand for the supply of private label compressed air dryers and other products for worldwide distribution. In addition to its presence in Europe, Flair has formed joint ventures in India, Japan and Korea. Flair's principal competitors for compressed air products include Hankison, Zeks Air Dryer, General Air, Henderson Engineering, Balston, Finite, Ultrafilter and Domnick Hunter.

Waukesha Cherry-Burrell

     Waukesha Cherry-Burrell manufactures stainless steel equipment for dairy, food, beverage, pharmaceutical and industrial processing. Product families include: positive displacement, centrifugal, gear and high pressure piston pumps; automated and manual valves; tubular fittings and clamps; scraped surface, tubular and plate heat exchangers; homogenizers and other dispersion equipment; and freezers, ingredient feeders, fillers, stick novelty and wrapper equipment for frozen confectionery.

     The 1999 acquisition of Ranieri, along with the acquisitions of PMS/Alliance (1997) and APV Ice Cream (1998), have positioned Waukesha Cherry-Burrell as a leading, full-line equipment supplier to the ice cream industry. Waukesha Cherry-Burrell manufactures its products in the United States, Mexico, Denmark and Italy, and also has engineering groups in Mexico City and Louisville, Kentucky that design and install turnkey food and beverage systems throughout North, Central and South America.

     The primary markets for Waukesha Cherry-Burrell are the Americas, Western Europe and the Pacific Rim. Its primary competitors are Tetra Laval, APV and GEA. These companies are European-based and also manufacture broad equipment lines. Waukesha Cherry-Burrell markets its products through a combination of direct sales and independent distributor partners and systems integrators.

Bran + Luebbe

     Bran + Luebbe, a German-based company acquired in August 1999, manufactures a broad line of metering pumps and systems (the metering division) and a range of analyzers for laboratories and the process industry (the analyzers division). Its product families include precision diaphragm metering pumps, high-pressure pumps, screw feeders, solids metering systems, blending systems, laboratory analyzers, in-line process analyzers and environmental monitors.

     Bran + Luebbe's primary markets are chemical, petrochemical, pulp and paper, pharmaceuticals and cosmetics, oil and gas, food and beverage, agriculture and private and public laboratories. It serves these industries through thirteen marketing companies in strategic locations around the world. Bran + Luebbe's primary manufacturing facility is located near Hamburg, Germany, with systems assembly facilities in Sweden, France, the United States and the U.K. Bran + Luebbe's major competitors in metering are Milton Roy and LEWA. The analyzer market is more fragmented, with Foss and Thermo Electron among the more significant competitors.

Weil-McLain

     According to industry sources, Weil-McLain is the leading North American manufacturer of oil and gas fired cast iron boilers used for heating homes, apartment buildings, offices and schools. In addition, Weil-McLain manufactures and markets products associated with the sale of its boilers, such as hydronic baseboards, in-floor radiation, oil burners, control panels and indirect water heaters. In 1999, Weil-McLain expanded its boiler line and entered the oil furnace market by acquiring Williamson and Milwaukee-Thermoflo. Approximately 80% of Weil-McLain's total revenue is derived from the replacement market. Boilers are sold throughout North America, with the largest volume concentrated in the New England, middle Atlantic and midwest sections of the United States. Weil-McLain's principal United States competitors in the cast iron boiler market are Burnham, Peerless, Earl Reed International and Mestek.

     Weil-McLain believes it is the lowest cost producer of cast iron boilers in the United States and the industry technology leader. In addition, management believes that Weil-McLain's distribution system is a leader in its industry, with approximately 250 distributors in 650 locations. Distributors sell to independent heating contractors and dealers who install the boilers.

Marley Pump

     Marley Pump designs, manufactures and sells pumps for gasoline service stations, bulk petroleum facilities and water well systems. Products are sold under the "Red Jacket" brand name to major oil companies and various equipment distributors. According to industry sources, Marley Pump has a leading United States market share in submersible gasoline pumps. Marley Pump also produces mechanical and electronic leak detection devices that monitor underground storage tanks and pumping equipment at service stations and other bulk fuel facilities worldwide. In addition, Marley Pump competes in the submersible and surface pump water systems market worldwide. At year end 1998, Marley Pump sold its motor manufacturing business, which permitted it to focus on its core pump manufacturing business. Marley Pump's principal competitors are Goulds Pumps, Sta-Rite Industries, The Grundfos Group, F.E. Meyers, Aermotor and F.E. Petro. Marley Pump's products are marketed domestically primarily through distributors, and internationally through distributors and sales representatives.

Mueller Steam

     Mueller Steam Specialty manufactures three primary product lines: strainers, check valves and butterfly valves. Strainers and valves are used in various industrial processes in which piping systems exist. Mueller Steam believes that it is the largest manufacturer of non-automatic pipeline strainers in the world. In addition, Mueller Steam designs and manufactures a line of specialized products directed primarily to the oil, gas and petrochemical industries. These products include fabricated strainers, lined plug and ball valves, temporary strainers and other flow products. Mueller Steam has international sales offices in the United Kingdom, Singapore, Canada and the United Arab Emirates and serves Latin America from the United States. Mueller Steam serves industrial and commercial markets through independent sales representatives and distributors. Principal competitors include Haywood, Keckley, Keystone & Bray, and Crane.

CMB

     CMB designs and manufactures fluid control valves and distributes them worldwide through its network of distributors and sales representatives. FEBCO, CMB's complete line of bronze and ductile iron backflow prevention assemblies, is used in irrigation, plumbing, industrial, municipal and fire protection markets. CMB also manufactures the Polyjet Control Valve, a custom-designed, multi-jet sleeve valve designed to control high pressure or rapid flow or to provide very precise flow control. POLYJET valves are used primarily in hydro or dam construction projects and in other unique waterworks applications. CMB's K-FLO AWWA Butterfly Valves are used in specialized applications including waterworks and waste water systems, which are sold throughout the world. CMB's competitors include Watts Industries, Zurn/Wilkins, Henry Pratt Co. and Kvaerner.

MACHINERY SEGMENT

Compaction

     Management believes that BOMAG, headquartered in Germany, is the world leader in the production and sale of compaction equipment for soil and asphalt applications. BOMAG also manufactures equipment for soil stabilizing, recycling and sanitary landfill applications, and offers an integrated Compaction Management System which processes on-line compaction data for the most advanced dynamic compaction control methods. BOMAG pioneered the double vibratory roller concept and its product line consists of more than 100 models ranging from small, hand-operated tampers up to its 36-ton landfill compactor. BOMAG entered the grader business in 1998 with four models in the 60-132 kW classes. With its acquisition of Stow Manufacturing (1997), BOMAG broadened its light equipment product offering to include equipment for concrete placement and treatment, paving and site preparation.

     Products are marketed under the BOMAG, HYPAC and STOW brand names throughout the world by independent distributors and licensees and through direct sales to the rental industry and all segments of the general construction and waste management industries, including a wide range of governmental agencies. Compaction America, BOMAG's manufacturing base in North America, produces both BOMAG and HYPAC products. BOMAG Light Equipment, located in Conklin, New York, is a division of Compaction America and produces the STOW products.

     BOMAG operates through subsidiaries in the United States, Canada, England, France, Austria and Germany, with manufacturing facilities located in Germany, Illinois and New York and additional sales and service centers located in Jordan and Singapore. BOMAG owns an interest in Nippon BOMAG in Japan and has license or cooperation agreements with partners in India, Malaysia and the Czech Republic.

     BOMAG competes directly with a number of small regional companies and several major international companies, including Ingersoll Rand, Caterpillar, Dynapac and Wacker, some of which are larger than BOMAG and offer other construction-related products in addition to compaction equipment.

Agricultural Equipment

     Agricultural Equipment consists of three businesses: Sunflower Manufacturing Company, Feterl Manufacturing Company and Richardton Manufacturing Company. Management believes that Sunflower is among the world's leading producers of high-quality disc harrows. Its other tillage equipment, grain drills and grain carts are used for seedbed preparation, seeding and harvesting operations. Sunflower's primary market is the midwestern and high plains areas of the United States. Its products, which are sold through a direct sales force and a network of more than 700 independent dealers, compete against equipment manufactured by John Deere, Case IH, Krause, D.M.I., Landoll, Brillion, Brent and Parker. Feterl, which manufactures grain augers, cleaners and service bodies, primarily serves the same areas as Sunflower. Its products are sold through independent sales representatives and a network of more than 600 independent dealers. Its principal competitors are Westfield, Hutch-Mayrath and Sudenga. Richardton manufactures grain carts which are marketed by and sold with the Sunflower name. Richardton also manufactures and sells forage and specialty crop wagons. Its products are marketed primarily in the northeastern and peanut-producing regions of the United States. Richardton's products are sold through independent sales representatives and a network of more than 600 dealers. Its principal competitors are Byron and United Farm Tool.

SPECIALTY ENGINEERED PRODUCTS SEGMENT

Door Products

     Door Products consists of a group of companies that manufacture and market standard, specialty and custom steel doors and door frames for commercial, industrial and institutional applications. Management believes that Door Products is the United States market leader in the commercial-distributor, commercial-OEM and detention steel door markets.

     Ceco Door manufactures side-hinged steel doors and frames for commercial and industrial markets nationwide and in selected overseas locations. It maintains service centers in major cities throughout the United States. Ceco products can be found in office buildings, schools, hospitals and nursing homes, apartments, hotels and motels, and retail, industrial and commercial buildings. Door Products expanded its commercial market share and product offerings in 1999 by acquiring Fleming Limited. Management believes that S.W. Fleming is the leading Canadian manufacturer of commercial side-hinged steel doors and frames and a low cost producer.

     Trussbilt manufactures heavy gauge steel doors and frames for security and detention markets. Trussbilt also produces security ceilings for detention and other applications.

     Dominion Building Products/Amsco manufactures and distributes pre-hung and unassembled steel doors, frames and windows for the metal building industry. While most of its products are sourced from Ceco, Amsco provides the unit its own manufacturing capability.

     According to industry sources, Door Products, Steelcraft and Curries are the three largest participants by market share in the U.S. side-hinged steel door industry.

Dock Products

     Dock Products is comprised of four businesses: Serco, Kelley, TKO Doors and Lee Engineering. Serco manufactures and distributes a broad range of loading dock equipment for industrial and commercial markets in North America. Serco's products include dock levelers, vehicle restraints and loading dock seals and shelters. These products are sold through an extensive distribution network, including captive sales and service centers (The Paul Reilly Company, Casco and Just Rite Equipment) and independent material handling distributors.

     The Kelley Company was acquired on January 5, 2000. Like Serco, Kelley manufactures and distributes dock levelers, vehicle restraints and loading dock seals and shelters. Kelley also offers elevating dock platforms, scissor lift tables, rail lift tables and truck levelers. Kelley sells its products through an extensive distribution network. Primary markets for both Serco and Kelley include industrial plants, distribution centers and wholesale and retail warehouses. Principal competitors of Serco and Kelley include Rite-Hite, McGuire, and Blue Giant.

     TKO Doors, acquired in 1999, is the leading designer, manufacturer and seller of "knockout" doors for loading docks in the United States. Knockout doors contain spring-loaded plungers that permit door panels to release under pressure, thereby absorbing impact without sustaining damage. TKO's competitors include Rite-Hite, Overhead Door, Wayne Dalton and Albany International.

     Lee Engineering manufactures material handling equipment such as manually propelled pallet lifts, stackers, and stationary and portable scissor lift tables. Its products are sold to the industrial market under the Presto and Regal brand names, primarily through third party catalog companies, sales representatives and independent distributors. Lee's principal competitors include Big Joe, Bishamon and Southworth, each of which is larger than Lee, and a number of smaller, regional material handling manufacturers.

Marley Electric Heating

     Management believes that Marley Electric Heating is the leading United States producer of electric resistance heating products for residential, commercial and light industrial markets. It manufactures a full range of electrical heating products, including baseboard, wall, portable and unit heaters. The base product line is supplemented by a complete line of commercial convectors, infrared heaters and numerous specialty application heaters. Products are sold under the Q-Mark, Berko, Aztec and Fahrenheat brand names. Principal competitors are TPI, Cadet and Dimplex. Q-Mark, Berko and Aztec products are marketed through independent sales representatives to wholesale electrical and mechanical distributors. Fahrenheat products serve the consumer "Do it Yourself" market through hardware and home center stores.

     Marley Electric Heating entered the commercial/industrial ventilation business in 1998 through the acquisition of Leading Edge and increased that presence in 1999 by acquiring Patton Industrial and Building Supply Products. Patton manufactures a broad line of industrial heating and ventilating products such as industrial fans, blowers and heaters and building supply products, including kitchen and bath ventilators, ceiling fans, door chimes and electric heaters for residential, commercial and light industrial markets.

C & M

     C & M engineers, manufactures and installs material handling systems for the corrugated industry. C & M's primary product is an accumulating belt driven roller conveyor which includes specialty devices for the transfer of corrugated product "on" and "off" the conveyor. It also manufactures power transfer cars that deliver and retrieve product from staging systems for delivery to converting operations. All systems are specially engineered to the individual customer's application. C & M has direct regional sales managers throughout the United States who provide on-site consultation. Foreign accounts are handled through sales agents who are geographically positioned in the region and represent other corrugated equipment. ACS and United Pentek are C & M's principal competitors.

Fenn

     Fenn provides new and overhauled precision-machined critical parts and assemblies, principally for helicopter rotor and transmission systems. It also produces metal forming equipment for the ferrous and non-ferrous metal industries for rolling, shaping, forming, drawing and swaging metal strip, rod, wire and tube. Fenn's critical parts division sells primarily to the United States defense sector. Markets for the machinery division are diverse, ranging from a large number of small customers to large manufacturing companies. Markets include automotive forging, hand tool, medical, armament, specialty metal and tube. Fenn has a sales office in the United Kingdom to serve as its European machinery marketing arm. Competition is highly fragmented and depends on the specific product line.

TEST INSTRUMENTATION SEGMENT

Test Measurement

     The Company's Test Measurement division consists of Radiodetection and ATP. Radiodetection specializes in the design, manufacture and sale of products for the location and maintenance of buried pipes and cables. While portable pipe and cable locators are Radiodetection's primary products, Radiodetection also has developed line management systems (LMS) for locating and identifying metallic sheathed fiber optic cables. LMS products are sold primarily to long distance telecommunication carriers such as AT&T, MCI and Sprint. Other products include trenchless products (horizontal boring guidance systems), inspection products (inspection cameras for pipes and ducts) and power products (test sets for use in the power industry). Radiodetection expanded its product offerings in 1999 by acquiring Riser-Bond Instruments and Bicotest Limited, both of which design, manufacture and sell time domain reflectometers, which are used to find the "distance to fault" on a metallic cable. Bicotest also manufactures portable test equipment for the power industry. Radiodetection has a wide customer base that includes major utility and industrial companies, municipalities and thousands of independent contractors in over 80 countries throughout the world. The Company believes that Radiodetection is the market leader in portable locators in the UK, the United States and Germany. It also opened Radiodetection China during 1999 as a result of a small acquisition there. Radiodetection's competitors include Dynatel, Seba, Tektronix, Metrotech, C-Scope, Heath, Fuji and Takochiho.

     ATP is comprised of three businesses: Amprobe, Promax and TIF Instruments, which manufacture hand-held devices for testing and measuring electrical properties, for recovering and handling refrigerants, and for testing for leaks in refrigeration systems. Primary products include clamp-on ammeters, multimeters (volt/amp/ohmmeters), circuit tracers, harmonic analyzers, recorders, leak detectors and refrigerant recovery products. Test Measurement serves the HVAC/R, electrical, electronic, transportation and automotive markets. Sales are made through distributors and manufacturer representatives in the

United States and abroad. The Company believes that Amprobe is a market leader of selected electrical test and measurement products.

     Test Measurement believes that it is one of the largest suppliers of professional test and service tools for HVAC/R tradesmen. Its competitors are a mix of large companies such as Greenlee and Yokagawa, medium-sized companies such as Fluke (division of Danaher) and Robinaire (division of SPX) and small, privately-held companies such as Wavetek, CPS and Thermoflow.

Advanced Industrial Technologies

     Advanced Industrial Technologies is comprised of four businesses which primarily serve the transportation and internal combustion markets. Advanced Assembly Group (AAG) supports the precision assembly and test markets with the tech-motive tool product line of electronic fastening tools and the GSE torque and force measurement products for production, test and audit of the assembly process. In addition, the AAG Systems Group provides solutions for specific customer applications such as multi-spindle nutrunner fastening systems and ABS brake system testing. Air Gage Company supplies manufacturers throughout the world with dimensional inspection gaging systems and calibration and certification services that satisfy a wide-range of automotive and non-automotive part inspection requirements. Great Lakes Eglinton manufactures reference equipment and carbide-based industrial tooling for wear resistance and dimensional stability (dies for forming cans, extruding dies for wire and precision plug gage members). GSE Scale Systems provides a broad line of industrial weighing equipment specializing in programmable controls for automated processing systems. Its products can be found in applications ranging from baggage weighing for air transportation to micro-ingredient batching systems for food processing to heavy truck weighing for land-fill management. GSE Scale added to its offerings in 1999 with the acquisition of General Electronic Systems, which designs and manufactures weighing equipment platforms and parts counters.

     Advanced Industrial Technologies markets its products throughout the world through a combination of direct sales, distributors and manufacturer representatives. Principal competitors include Atlas-Copco, Ingersoll Rand, Marposs, Glastonbury Gage and Oberg Manufacturing.

Lunaire/LDS

     Lunaire manufactures a complete line of environmental test chambers for simulation and testing, heat processing equipment, and industrial and pharmaceutical ovens and dryers. Lunaire's principal competitors include Blue-M, Despatch Industries and Thermotron.

     Management believes that Ling Dynamic Systems (LDS) is an industry leader in supplying vibration test equipment for a broad array of industries including aerospace, automotive and electronic, with the express advantage of a strong European presence. Competitors include Unholtz Dickie and Ling Electronics. Lunaire and LDS market their products throughout the world through direct sales, distributors and manufacturer representatives.

Atmospheric Air

     The Company's Atmospheric Air group, consisting of TMI and King, produces air supply systems to control critical processes such as automotive paint lines and food and pharmaceutical production. It also manufactures a complete line of heating, refrigeration and filtration equipment primarily for commercial and industrial markets. Principal competitors include Gamewell, Engineered Air, Applied Air, Industrial Air, Webco and Accuaire.

BACKLOG

     Backlog (firm orders for products not yet shipped) is one indicator of the Company's operating condition. However, for most of the Company's businesses, year-end backlog is not particularly predictive of the following year's performance because of short lead times and seasonality in those businesses.

     On a consolidated basis, the Company's ongoing businesses booked new work of $2.2 billion in 1999, representing a 10% increase from 1998's level. Backlog at the end of 1999 was $373 million, up 8% from $345 million a year earlier. Substantially all of the 1999 year-end backlog represents bookings for 2000 delivery.

     The following table sets out backlog for the periods indicated:

                                  As of December 31
                                   1999      1998
                                   ----      ----
                                    (in millions)

Flow Technology                    $195      $173
Machinery                            52        52
Specialty Engineered Products        73        71
Test Instrumentation                 53        49
                                   ----      ----
     Total                         $373      $345
                                   ====      ====

SEASONALITY

     Many of the Company's businesses have historically been stronger in the second, third and fourth quarters than in the first quarter, primarily because of winter weather conditions impacting the production and sales of their respective products in the first quarter. Note 15 to the Consolidated Financial Statements, which is an unaudited summary of quarterly results, at page 44 of the Company's Annual Report to Shareholders for the year ended December 31, 1999, provides the numerical analysis of the seasonality of the Company's businesses, and is incorporated herein by this reference.

RAW MATERIALS

     The principal raw material used in the Company's products is steel. Other significant materials used in the production of the Company's products include certain electrical and mechanical components. All such materials and components used are readily available from a number of sources, and the Company is not dependent on any single supply source.

PATENTS

     The Company possesses rights under a number of patents in the U.S., Canada and Europe and is involved in various licensing arrangements. Although these patents and licenses are important to the Company's businesses, the Company does not believe that any of its business units is dependent on any single patent or license or any group of patents and licenses.

RESEARCH AND DEVELOPMENT EXPENDITURES

     Many of the Company's businesses are involved in on-going research and development activities. During 1999, the Company spent approximately $29 million on these activities.

ENVIRONMENTAL EXPENDITURES

     Each of the Company's operating plants from time to time makes changes or modifications to comply with current United States and other federal, state and local provisions regulating the discharge of materials into the environment. In 1999, the Company performed a number of environmental audits, conducted seminars and took other actions necessary to ensure the Company's compliance with environmental laws, all consistent with its environmental policy. Capital expenditures for environmental control facilities in 1999 were not material. The Company believes compliance with environmental protection requirements and its environmental policy will not have a material adverse effect on the business or the consolidated financial position of the Company.

EMPLOYEES AND LABOR RELATIONS

     As of March 2000, the Company had approximately 14,000 employees worldwide at over 90 locations and had 26 collective bargaining agreements covering approximately 2,200 employees at 28 unionized manufacturing and service locations. The Company believes its relations with its unions and its employees, both union and non-union, are satisfactory.

INTERNATIONAL OPERATIONS

     During 1999, 1998 and 1997, approximately 28%, 25% and 23%, respectively, of the Company's sales were generated by units located outside the United States, and 33%, 32% and 31%, respectively, of the Company's sales were to destinations outside the United States. Information concerning the Company's sales and identifiable assets attributable to each of the Company's geographic segments is set forth in Note 12 to the Consolidated Financial Statements of the Company incorporated by reference into this document.

     International operations are necessarily subject to various risks that differ in certain respects from risks encountered in the United States and Canada. These different risks, including political pressures, exchange and currency fluctuations and controls, export controls, tax changes, labor difficulties, price controls and other governmental actions, are difficult to appraise.


ITEM 2.  PROPERTIES

         The Company owns and leases plant facilities, offices and warehouses in various parts of the world. The Company has more than 80 primary operating locations. Management believes that the Company's properties and equipment are in good condition, well maintained and suitable for their intended uses. The location and approximate size of the Company's 15 largest facilities are included in the table below.

                                                                       TOTAL
        LOCATION                          UNIT                      SQUARE FEET
        --------                          ----                      -----------

Boppard, Germany .....................    BOMAG                        645,100
Michigan City, Indiana ...............    Weil-McLain                  535,500
Milan, Tennessee .....................    Door Products                426,000
Bennettsville, South Carolina(1)......    Marley Electric Heating      387,000
Kewanee, Illinois ....................    BOMAG/HYPAC                  299,000
Olathe, Kansas .......................    Marley Cooling Tower         231,700
St. Pauls, North Carolina ............    Mueller Steam                216,000
Louisville, Kentucky .................    Marley Cooling Tower         214,800
Norderstedt, Germany .................    Bran + Luebbe                200,000
Delavan, Wisconsin ...................    Waukesha Cherry-Burrell      197,000
Newington, Connecticut ...............    Fenn Manufacturing           190,000
Jeffersontown, Kentucky ..............    Waukesha Cherry-Burrell      186,000
Davenport, Iowa ......................    Marley Pump                  175,000
Beloit, Kansas .......................    Sunflower                    165,000
Etten Leur, Netherlands ..............    Flair                        156,000

----------
(1) The Bennettsville, South Carolina facility is leased from The Industrial Development Corporation of the City of Bennettsville, South Carolina through 2034.

ITEM 3.  LEGAL PROCEEDINGS

     Although the Company and its subsidiaries are parties to a number of pending legal proceedings seeking damages and other relief, management is of the opinion, based upon information presently available to it, that it is unlikely that any liability, to the extent not provided for through insurance or otherwise, would be material in relation to the Company's consolidated financial condition.

     The Company has been named along with several other parties in a number of administrative proceedings maintained by federal and state agencies arising out of alleged releases or contributions of hazardous substances into the environment. None of the proceedings is, in the opinion of management, either individually or viewed in connection with all the proceedings, material to the business or consolidated financial condition of the Company. The Company has participated and in the future will participate in the funding of clean up costs in connection with certain of the proceedings. However, it does not believe that monetary sanctions in excess of $100,000 will be imposed against it as a result of any of the proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1999.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     The Company's common shares (hereinafter "Common Shares") are traded on The Toronto Stock Exchange and the New York Stock Exchange. As of March 14, 2000 the Company had 1,353 holders of record of its Common Shares. The additional information called for by this Item appears in the Company's Annual Report to Shareholders for the year ended December 31, 1999 on page 46 under the heading "Six-Year Statistical Summary" opposite the captions "Number of common shareholders" and "Common dividends," and on the inside back cover under the heading "Common Share Market Prices." Such information, limited where applicable to the years 1998 and 1999, is incorporated herein by this reference.

     It is the Company's policy to review the declaration of dividends on the Common Shares quarterly. The payment of future dividends will be determined by the Company's Board of Directors in light of circumstances then existing, including the Company's earnings, financial requirements and general business conditions.

     The following is a general summary of the principal tax considerations under the laws of Canada for owners of Common Shares who hold such shares as capital property, who are neither resident, nor deemed to be resident, in Canada, and who neither carry on business, nor are deemed to carry on business, in Canada.

     Dividends, including stock dividends, paid, or deemed to be paid, on Common Shares held by nonresidents of Canada are subject to Canadian withholding tax. Withholding tax is levied at a basic rate of 25%. Depending on the terms of any applicable tax treaty, the basic 25% rate may be reduced. For residents of the United States, generally the rate is 15% under the United States/Canada tax treaty. U.S. resident trusts that are exempt from U.S. tax and are operated exclusively to provide pension, retirement, or employee benefits, generally are exempt from Canadian withholding tax.

     No other income or capital gains tax is payable by such owners under the laws of Canada in respect of Common Shares or the dividends thereon, except on a capital gain realized on the disposition of Common Shares by a holder, if, subject to applicable tax treaties, at any time during the period of five years immediately preceding the disposition of Common Shares by such holder, not less than 25% of the issued shares of any class of capital stock of the Company were owned by the nonresident holder and by persons with whom such holder did not deal at arm's length.

     At present, there are no estate taxes or succession duties imposed by Canada or any of its provinces.

ITEM 6.  SELECTED FINANCIAL DATA

     The information called for by this Item appears in the Company's Annual Report to Shareholders for the year ended December 31, 1999 under the heading "Six-Year Statistical Summary" on page 46 opposite the captions "Operating Results" - "Sales" and "Income from continuing operations," "Per Common Share Data" - "Continuing operations" and "Common dividends," and "Financial Condition and Ratios" - "Total assets" and "Long-term debt (including current portion)," and in the notes on page 46. Such information, limited where applicable to the years 1995 through 1999, is incorporated herein by this reference. Also, see
Note 2 appearing in the Notes to Consolidated Financial Statements on page 34 of the Company's Annual Report to Shareholders for the year ended December 31, 1999, which is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information called for by this Item appears on pages 23-28 of the Company's Annual Report to Shareholders for the year ended December 31, 1999 and is incorporated herein by this reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risks from changes in interest rates relates primarily to the fair value of its long-term fixed interest rate debt and the effects that changes in interest rates have on floating rate debt and short-term investments and cash equivalents. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. A 50 basis point increase in interest rates would have a $5.3 million effect on the fair value of the Company's long-term debt as of December 31, 1999. A 50 basis point movement in the interest rate on the Company's floating rate debt and short-term investments and cash equivalents would result in an approximate $2.2 million annualized increase or decrease in net interest expense and cash flows. The Company does not trade in derivative financial instruments for trading or speculative purposes. However, it does enter into a limited range and number of derivative financial instrument contracts.

     The Company has operations in several foreign countries and conducts business in numerous foreign currencies. Changes in foreign currency exchange rates affect the Company's translation of its foreign companies' results into United States dollars and can impact the transaction costs of specific transactions denominated in foreign currencies. The Company has a program in place to manage foreign currency risk and as part of that program enters into a limited number of foreign currency foreign exchange contracts to hedge anticipated or specific foreign currency transactions. These foreign exchange contracts do not subject the Company to market risk due to exchange rate movement because gains and losses on these contracts offset losses and gains on the transactions being hedged. The Company has also mitigated its exposure to changes in foreign currency exchange rates by denominating certain long-term borrowings in foreign currencies. A 10% change in the value of all foreign currencies would not have a material effect on the Company's financial position, liquidity or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a) Financial Statements

         The financial statements listed on the Index to Consolidated Financial Statements and Schedule on page 16 of this report are incorporated herein by this reference.

     (b) Supplementary Financial Information

         The selected quarterly financial data required by Item 302(a) of Regulation S-K appears on page 44 of the Company's Annual Report to Shareholders for the year ended December 31, 1999 as Note 15 to the Consolidated Financial Statements which is an unaudited summary of quarterly results and is incorporated herein by this reference.

     (c) Other Financial Statements and Schedules

         Other financial statements and schedules required under Regulation S-X are filed pursuant to Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements with accountants on accounting and financial disclosure.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding reports filed by officers and directors under Section 16(a) of the Securities Exchange Act is not required as a result of the Company's status as a foreign private issuer.

     Set forth below are the names and ages of each person serving as a director, such person's present principal occupation or employment, the period during which such person has served as director of the Company, and additional biographical information.
The directors are elected annually.


NAME, AGE, POSITIONS WITH THE COMPANY AND SIGNIFICANT                                DIRECTOR OF THE
AFFILIATES, PRINCIPAL OCCUPATIONS, AND RECENT BUSINESS EXPERIENCE                     COMPANY SINCE
-----------------------------------------------------------------                    ---------------

DONALD N. BOYCE (1) (61). Chairman of the Board of IDEX Corporation (a                     1997
diversified manufacturing company), 1988 to present. President and Chief
Executive Officer of IDEX Corporation, 1988 to 1998. Director of IDEX
Corporation and Walter Industries, Inc.

HERMANN BUERGER (2) (56). Executive Vice President of Commerzbank AG                       1997
(international bank), 1989 to present. Director of Security Capital Group
Incorporated and Paging Network, Inc.

JAMES E. COURTNEY (1) (3) (68). Chairman of the Board of First Community Bank of           1989
Southwest Florida (commercial bank), 1998 to present. Chairman of the
Board, First Independence Bank of Fort Myers (commercial bank), 1996-1997.
President of The Mariner Group, Inc. (real estate management and development company), 1992-1995.

PETER A. CROSSGROVE (1) (63). Chairman of Premdor Inc. (international door                 1993
manufacturing company), 1998 to present. President and Chief Executive
Officer of Southern Africa Minerals Corporation (diamond exploration company),
1994 to present. Chairman and Chief Executive Officer of Brush Creek Corporation
(investment holding company), 1993 to present. Director of Premdor Inc., Dundee
Realty, Inc., Acadia Minerals Corp., Quadra Logic Technologies Inc., Southern
Africa Minerals Corporation, Barrick Gold Corporation, Band-Ore Resources Inc.,
A.M.T. International Mining Corporation, QLT Photo Therapeutics Inc. and Philex
Gold, Inc.

R. STUART DICKSON (2) (4) (70). Chairman of the Executive Committee, Ruddick               1990
Corporation (industrial thread, regional supermarket and venture capital company), 1994 to present. Director of Textron, Inc., First Union Corporation,
Dimon Incorporated and PCA International, Inc.

JERE A. DRUMMOND (2) (60). Vice Chairman of BellSouth Communications Group                 1999
(telecommunications company), January 1, 2000 to present. Group President and
Chief Executive Officer, BellSouth Communications Group, 1998 to 1999. President
and Chief Executive Officer, BellSouth TeleCommunications, Inc., 1995-1997.
Director of Borg Warner Automotive, Inc.

THE HONORABLE JAMES A. GRANT, P.C., Q.C. (3) (4) (62). Partner of Stikeman                 1989
Elliott (law firm), 1970 to present. Chairman of Executive Committee of
Stikeman Elliott, 1988 to 1999. Director of BioChem Pharma Inc., CAE Industries
Ltd. and Canadian Imperial Bank of Commerce.

WILLIAM R. HOLLAND (4)(5) (61). Chairman of the Company and United Dominion                1985
Industries, Inc., 1987 to present. Chief Executive Officer of the Company and United Dominion Industries, Inc., 1986 to present. Director of The
BFGoodrich Company and Lance, Inc.

RUSSELL C. KING, JR. (2) (65). Retired as of May 20, 1994. President and Chief             1992
Operating Officer of Sonoco Products Company (international manufacturer of packaging products), 1990-1994. Director of Integrated Business Systems and
Services, Inc.

JOHN T. MAYBERRY (2) (55). President and Chief Executive Officer of Dofasco Inc.           1999
(steel producer), 1993 to present. Director of Dofasco Inc., Decoma
International Inc. and The Bank of Nova Scotia.

DR. HARRY A. NURKIN (3) (56). President and Chief Executive Officer of Carolinas           1999
Healthcare System (integrated healthcare services system), 1983 to present.

DALTON D. RUFFIN (1) (4) (5) (70). Retired as of January 1, 1989. Regional Vice            1974
President of Wachovia Bank & Trust Company, N.A. (commercial bank),
1980-1988.

WILLIAM W. STINSON (4)(5) (66). Retired as of May 1, 1996. Chairman of Canadian            1986
Pacific Limited (transportation, energy and hotel company), 1989-1996.
President and Chief Executive Officer of Canadian Pacific Limited, 1985-1996.
Director of PanCanadian Petroleum Limited, Western Star Ltd., Westshore
Investment Trust, Sun Life Assurance Company of Canada and Massachusetts
Financial Services Company.

GEORGE S. TAYLOR (2) (59). Retired as of December 31, 1995. President and Chief            1995
Executive Officer of John Labatt Limited, 1992-1995. Director of Great
Lakes Power Inc., EdperBrascan Limited, Acanthus Real Estate Corporation and
Teknion Corporation.

---------
(1)  Member of Compensation & Human Resources Committee.
(2)  Member of Audit & Risk Management Committee.
(3)  Member of Nominating & Corporate Governance Committee.
(4)  Member of Executive Committee.
(5) Also a member of the board of directors of United Dominion Holdings, Inc. and United Dominion Industries, Inc., wholly owned subsidiaries of the Company.

                        EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below are the names and ages of each Executive Officer of the Company, such person's position with the Company, and the year in which such person became an executive officer.

                                                                                  Year Individual
                                                                                     Became An
         Name                  Age           Offices Held                        Executive Officer
         ----                  ---           ------------                        -----------------
         W. R. Holland.........61           Chairman of the Board                       1977
                                            and Chief Executive
                                            Officer

         G. A. Eisenberg.......38           President and                               1992
                                            Chief Operating Officer

         B. B. Burns, Jr.......51           Executive Vice President and                1989
                                            Chief Administrative Officer

         R. F. Bradbury........54           Senior Vice President;                      1998
                                            President - Specialty Engineered
                                            Products

         J. M. Childress, II...42           Senior Vice President                       1996

         W. Dries..............48           Senior Vice President and                   1990
                                            Chief Financial Officer

         J. M. Gibbs...........47           Senior Vice President;                      1999
                                            President - Flow Technology

         T. J. Verhagen........53           Senior Vice President;                      1993
                                            President - Test Instrumentation

         L. Wahl...............58           Senior Vice President;                      1998
                                            President - Machinery

         J. P. Hassett.........54           Vice President                              1996

         C. T. Leinbach III....47           Vice President and Controller               1999

         R. L. Magee...........42           Vice President, General Counsel             1996
                                            and Secretary

         B. J. Smith...........39           Vice President                              1999

         T. J. Snyder..........49           Vice President and Treasurer                1991

         N. H. Spurlock........51           Vice President                              1999

     Each executive officer is appointed by the Board of Directors of the Company and holds office until his successor is appointed or until the earlier of his death, resignation, or removal by the Board of Directors. All officers serve United Dominion Holdings, Inc. and United Dominion Industries, Inc., wholly-owned subsidiaries of the Company, in identical capacities.

WILLIAM R. HOLLAND has been Chairman of the Company since 1987 and Chief Executive Officer since 1986. Mr. Holland, who joined the Company in 1973, served as President of the Company from 1985 to 1988.

GLENN A. EISENBERG was named President and Chief Operating Officer of the Company in December 1999, having served as President of the Company's Test Instrumentation Segment since September 1998 and Executive Vice President since January 1998. Mr. Eisenberg served as Chief Financial Officer from July 1995, and was Senior Vice President from July 1995 until January 1998. Mr. Eisenberg was Vice President, Planning and Development from 1992 until 1995. Mr. Eisenberg joined the Company in 1990 as Manager of Treasury Analysis and Services.

B. BERNARD BURNS, JR. was named Executive Vice President in December 1999, having served as Senior Vice President since 1993. He was President of the Company's Specialty Engineered Products Segment from September 1998 until December 1999, President of the Company's Door Products division from 1997 to 1998, and President of the Company's former Building Products segment from 1996 to 1997. Mr. Burns was General Counsel of the Company from 1993 to 1996. Mr. Burns joined the Company in September 1989 as Vice President and Associate General Counsel.

RICHARD F. BRADBURY was named President of the Company's Specialty Engineered Products Segment in December 1999, and remains a Senior Vice President of the Company, a position he was appointed to in September 1998. Mr. Bradbury had served as President of Flair Corporation since April 1998. Mr. Bradbury was President of the Company's Specialty Engineered Products division from 1997 to 1998 and President of Ceco Door Products from 1989 to 1997.

J. MILTON CHILDRESS, II became a Senior Vice President of the Company in December 1999, having been a Vice President since July 1996. Mr. Childress was Director of Corporate Development from 1992 and Assistant Vice President from July 1995. Prior to joining the Company, Mr. Childress worked with Ernst & Young's Corporate Finance Advisory Group.

WILLIAM DRIES was named Chief Financial Officer in December 1999. Mr. Dries has served as Senior Vice President of the Company since February 1999. He joined the Company in 1985 as Manager of Accounting and Auditing, became Director of that same department in 1986, was appointed Controller in 1988 and a Vice President in 1990.

JAMES M. GIBBS was named Senior Vice President in February 1999 and has been President of the Flow Technology Segment since September 1998. Mr. Gibbs was President of The Marley Company in 1998, President of Marley Pump from 1996 to 1998, and President of Serco from 1994 to 1996. Prior to the Company's acquisition of Serco in April 1994, Mr. Gibbs was Chairman and Chief Executive Officer of Serco Corporation.

TIMOTHY J. VERHAGEN was named President of the Company's Test Instrumentation Segment in December 1999, continuing as Senior Vice President, a position he has held since January 1998. Mr. Verhagen served as Vice President of the Company from October 1993 until January 1998. Prior to joining the Company, Mr. Verhagen was Vice President and Associate General Counsel for The Marley Company in Mission, Kansas from 1985 to 1993.

LOTHAR WAHL was named President of the Company's Machinery Segment in September 1998 and has been Senior Vice President of the Company since January 1998. Mr. Wahl has served as President of the Company's Compaction Segment since 1994. Mr. Wahl joined BOMAG in 1969 and has held various positions since that time, including Senior Vice President of BOMAG from 1985 until 1993 and Chief Operating Officer of BOMAG from 1993 until 1994.

JUNE P. HASSETT became a Vice President of the Company in July 1996. She joined the Company in 1980 as a research tax accountant, was named Manager of Federal Taxes in 1982, Director of Taxes in 1991, and Assistant Vice President in July 1995.

C. THEODORE LEINBACH III was named Controller in December 1999, continuing as a Vice President of the Company, a position to which he was appointed in February 1999. Mr. Leinbach joined the Company in 1989 as a Manager of Accounting, became a director of that department in 1992, and an Assistant Vice President in 1996.

RICHARD L. MAGEE became a Vice President of the Company in July 1996 and Secretary of the Company in July 1997. He was appointed General Counsel in 1998. Mr. Magee joined the Company in 1989 as Assistant General Counsel and was appointed Associate General Counsel in 1993 and an Assistant Vice President in July 1995.

B. J. SMITH became a Vice President of the Company in December 1999, having joined the Company as Assistant Vice President in November 1998. Prior to joining the Company, Mr. Smith worked in various human resources positions at Duke Energy Corporation, a Charlotte-based energy services company, most recently as senior human resources executive for its engineering services subsidiary DE&S, Inc.

THOMAS J. SNYDER became a Vice President of the Company in June 1993. Mr. Snyder has been with the Company since 1977 in various positions within the corporate treasury department. He was appointed Treasurer of the Company in 1991.

NANCY H. SPURLOCK was appointed Vice President of the Company in December 1999, having served as Assistant Vice President since August 1998. Ms. Spurlock joined the Company as Manager of Corporate Communications in October 1993 and has held various positions in that department during her tenure at the Company.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

     The following table, presented in accordance with the Canada Business Corporations Act ("CBCA") and the applicable provincial securities legislation in Canada, sets forth information concerning compensation paid to the Chief Executive Officer, and each of the other four most highly compensated executive officers of the Company (the "Named Executive Officers"), for services rendered to the Company and its subsidiaries during the financial years ended December 31, 1999, 1998 and 1997.

                           SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION                    LONG-TERM COMPENSATION
                                        ----------------------------------    -------------------------------------
                                                                                        AWARDS              PAYOUTS
                                                                              -------------------------     -------
                                                                   OTHER                                                   ALL
                                                                  ANNUAL      RESTRICTED     SECURITIES       LTIP        OTHER
                                                                  COMPEN-        STOCK       UNDERLYING     PAYOUTS     COMPENSA-
                                        SALARY(1)    BONUS(2)    SATION(3)     AWARDS(4)     OPTIONS(5)       (6)        TION(7)
NAME AND PRINCIPAL POSITION    YEAR        ($)         ($)          ($)           ($)            (#)          ($)          ($)
---------------------------    ----        ---         ---          ---           ---            ---          ---          ---

W. R. Holland..............    1999      850,000     615,825      126,808       894,160         72,750       536,831       4,322
 Chairman & CEO                1998      850,000     603,202       85,942        38,097         70,000       571,954       4,843
                               1997      805,000     681,040       80,615        85,377           --         656,860       4,250

G. A. Eisenberg............    1999      315,000     117,731       48,810       243,698         15,000       124,168         333
 President & COO               1998      293,750     144,749       28,981        30,652         58,000       100,209         302
                               1997      257,000     100,230       28,285        64,764         20,000        95,468      24,687

B. B. Burns, Jr............    1999      292,000     159,505       36,059       177,699         15,000       103,148         631
 Executive VP                  1998      292,000     162,346       28,295        21,646          7,000       109,267      46,616
                               1997      286,000     130,425       25,422        69,191         22,500        88,745      99,780

J. M. Gibbs................    1999      275,000     118,594       29,758       215,062         15,000        76,812        --
 Senior VP and                 1998      227,333     109,709       18,998        70,088         35,000        94,887        --
 Segment President             1997      209,000      24,210        6,927         6,948          9,000       103,800        --

L. Wahl....................    1999      348,600     325,419        8,328          --           31,875       145,161        --
 Senior VP and                 1998      303,477     210,234        7,661          --           47,500       151,182        --
 Segment President             1997      289,353     162,761        7,510        65,104         12,000       283,067        --

----------
(1) Includes amounts voluntarily deferred pursuant to United Dominion Industries, Inc.'s Compass Plan (the "401(k) Plan"), a qualified defined contribution plan designed to satisfy the provisions of Section 401(k) of the United States Internal Revenue Code, and United Dominion Industries, Inc.'s Excess Deferred Compensation Plan (the "Excess Plan"), a non-qualified deferred compensation plan.

(2) Bonuses were approved by the Compensation & Human Resources Committee (the "Comp Committee") and were paid in February of the following year. See "Report of the Compensation & Human Resources Committee on Executive Compensation." Amounts shown include amounts deferred pursuant to the 401(k) Plan and the Excess Plan. Amounts shown include only the cash portion of annual bonuses; Common Shares received pursuant to elections to receive shares in lieu of cash for a portion of the annual bonus are included in the column headed "Restricted Stock Awards." See Note (4) below.

(3) Includes personal use of company airplane, gross-up of taxable use of company airplane, insurance on personal automobiles, automobile allowance, membership dues, executive tax service, health care benefits and credits, parking and matching contributions by the Company under the 401(k) Plan.

(4) Includes the value of Common Shares issued in lieu of cash compensation under the Annual Management Incentive Plan of the Company (the "Annual Plan") and the Long-Term Management Performance Incentive Plan of the Company (the "Long-Term Plan"). These plans allow participants to elect to receive shares in lieu of a portion of cash bonuses, subject to the decision of the Comp Committee as to award multiple and eligible bonus percentage. The Comp Committee determines the maximum percentage of a participant's award that will be eligible for payment in Common Shares and an award multiple not to exceed 1.25. Participants in each of these plans may elect to receive Common Shares instead of cash, subject to the limitations established in the respective plans and by the Comp Committee. For awards each year, the Comp Committee approved an award multiple of 1.20 and allowed participants to elect to receive up to 35% of their incentive awards in Common Shares. Amounts shown in the "Bonus" column under "Annual Compensation" reflect the actual cash bonus received. Amounts shown in the "Restricted Stock Awards" column reflect the value of shares issued in lieu of the cash bonus award otherwise payable under the Annual Plan (taking into account the award multiple). Amounts shown in the column "LTIP Payouts" include the cash award and the value of any Common Shares issued under the Long-Term Plan (taking into account the award multiple). Also includes for Mr. Holland, Mr. Eisenberg, Mr. Burns and Mr. Gibbs, the value of restricted share awards received in February 1999.

(5) Stock options with respect to the indicated number of Common Shares were granted by the Comp Committee in February of each year indicated, except 1998, when options were awarded in February and October, and 1999 for Mr. Wahl, when options were also awarded in April.

(6) Payments were approved by the Comp Committee and made pursuant to the Company's Long-Term Plan in February of each year based on performance units granted for the three-year period ended December 31 of the prior year. Amounts stated include the value of shares received pursuant to the plan as a result of elections by participants to receive shares in lieu of a portion of the cash bonus due.

(7) Includes the following: for Mr. Burns (1997 and 1998), relocation reimbursements; for Mr. Eisenberg (1997), membership fees and related tax gross-up. Also includes imputed income on split dollar life insurance policies. Does not include amounts realized upon the exercise of stock options (see "Aggregated Option Exercises During the Most Recently Completed Financial Year and Financial Year-End Option Values").

STOCK OPTIONS

     The following table shows the stock options granted to the Named Executive Officers in February and April 1999. These non-qualified stock options become exercisable in thirds, one-third one year after date of grant, another one-third two years after date of grant, and the final one-third three years after date of grant. Options held by persons (including Mr. Holland) who are eligible to retire under United Dominion Industries, Inc.'s Revised Retirement Plan (age 55 plus not less than five years' service), become exercisable six months after grant.

                   OPTION GRANTS IN MOST RECENT FINANCIAL YEAR

                                                                                                             POTENTIAL
                                                                                                         REALIZABLE VALUE
                                  INDIVIDUAL GRANTS                                                         AT ASSUMED
                      --------------------------------------       MARKET VALUE                          ANNUAL RATES OF
                                     % OF TOTAL                   OF SECURITIES                            SHARE PRICE
                      NUMBER OF       OPTIONS                       UNDERLYING                           APPRECIATION FOR
                      UNDERLYING     GRANTED TO                      OPTIONS                               OPTION TERM
                       OPTIONS       EMPLOYEES      EXERCISE          ON THE                        -------------------------
                       GRANTED      IN FINANCIAL    PRICE(1)      DATE OF GRANT      EXPIRATION         5%             10%
NAME                     (#)            YEAR        ($CDN/SH)         ($CDN)          DATE(2)         ($CDN)          ($CDN)
----                     ---            ----        ---------         ------          -------         ------          ------

W. R. Holland........   72,750         12.3%          29.80         2,167,950         02/11/09      1,363,000       3,455,000
G. A. Eisenberg......   15,000          2.5%          29.80           447,000         02/11/09        281,000         712,000
B. B. Burns, Jr. ....   15,000          2.5%          29.80           447,000         02/11/09        281,000         712,000
J. M. Gibbs..........   15,000          2.5%          29.80           447,000         02/11/09        281,000         712,000
L. Wahl..............   15,000          2.5%          29.80           447,000         02/11/09        281,000         712,000
L. Wahl..............   16,875          2.9%          32.775          553,078         04/26/09        348,000         881,000

----------

(1) The Exercise Price is the fair market value of the Common Shares on the grant date, defined to be the average of the previous day's high and low board-lot trading prices on the TSE.

(2) Options expire 10 years after the date of the grant. If an officer retires, the 10-year period continues.

     The following table provides information as to options exercised by the Named Executive Officers in 1999 and the value of options held by such executives at year-end.

  AGGREGATED OPTION EXERCISES DURING THE MOST RECENTLY COMPLETED FINANCIAL YEAR
                      AND FINANCIAL YEAR-END OPTION VALUES

                                                               NUMBER OF SECURITIES                  VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED                 IN-THE-MONEY OPTIONS
                        SECURITIES       AGGREGATED            OPTIONS AT FY-END(#)                    AT FY-END($)(1)
                        ACQUIRED ON         VALUE         -------------------------------     ---------------------------------
NAME                    EXERCISE(#)    REALIZED($)(1)     EXERCISABLE(2)    UNEXERCISABLE     EXERCISABLE (2)     UNEXERCISABLE
----                    -----------    --------------     --------------    -------------     ---------------     -------------

W. R. Holland........     48,000           267,008           332,750           100,000            251,644               --
G. A. Eisenberg......       --                --             103,200           112,000             72,057               --
B. B. Burns, Jr. ....       --                --             106,333            64,667            242,935               --
J. M. Gibbs..........       --                --              35,333            56,667              4,219               --
L. Wahl..............       --                --              56,366            82,709             10,224               --

----------
(1) The values represent the difference between the exercise price of the options and the market price of Common Shares on the date of exercise (with respect to exercised options) and at year-end (with respect to unexercised options).

(2) Exercisability was determined as of March 14, 2000.

LONG-TERM INCENTIVE AWARDS

     The following table contains information regarding Performance Units awarded to the Named Executive Officers under the Long-Term Plan during the financial year ended December 31, 1999. The Long-Term Plan provides long-term cash incentive to focus corporate executives on achieving longer-term shareholder value. Shareholders approved the Long-Term Plan on April 27, 1999. Under the Long-Term Plan, participants receive annual grants of participation units that are payable at the end of three-year performance cycles. Long-Term incentive plans are also maintained on behalf of the Company's operating units for their key employees. Mr. Wahl participates in an operating unit plan; the other Named Executive Officers participate in the Long-Term Plan.

           LONG-TERM INCENTIVE PLANS -- AWARDS IN LAST FINANCIAL YEAR

                                                     PERFORMANCE OR               ESTIMATED FUTURE PAYOUTS UNDER
                                  NUMBER OF           OTHER PERIOD                NON-STOCK PRICE-BASED PLANS($)
                                 PERFORMANCE        UNTIL MATURATION        -------------------------------------------
NAME                                UNITS              OR PAYOUT            THRESHOLD          TARGET           MAXIMUM
----                                -----              ---------            ---------          ------           -------

W. R. Holland.............          5,950              1999-2001             301,070           595,000            N/A
G. A. Eisenberg...........          1,260              1999-2001              63,756           126,000            N/A
B. B. Burns, Jr...........          1,168              1999-2001              59,100           116,800            N/A
J. M. Gibbs...............          1,100              1999-2001              55,660           110,000            N/A
L. Wahl...................          1,394              1999-2001              70,536           139,400            N/A

UNITED DOMINION INDUSTRIES, INC. RETIREMENT PLAN

     The executive officers of the Company (other than Mr. Wahl) participate in the United Dominion Industries, Inc. Revised Retirement Plan (the "United Dominion Plan"), a qualified defined benefit plan available to all salaried employees of United Dominion Industries, Inc. The amount payable at age 65 is 0.8% of participant's final average earnings ("FAE"), defined as the annualized average of the highest consecutive five years of compensation out of the last ten years of employment, plus 0.6% of the participant's FAE in excess of the covered compensation (the average of the thirty-five social security wage bases in effect or projected to be in effect during the thirty-five years prior to the year during which the participant will reach age 65) multiplied by up to a maximum of 35 years of service. For each year of service over 35 years, the retirement benefit is increased by 0.5% of FAE. Compensation covered by the United Dominion Plan is total cash compensation paid during the plan year, including bonuses and awards made under the Annual Plan and Long-Term Plan described above, but excluding directors' fees and non-service related compensation.

     The following table shows estimated annual gross benefits payable from the United Dominion Plan as a single life annuity upon retirement at age 65 in 1999 for employees in the salary classifications and with the years of service specified. The amount shown for each category is the total benefit payable under the United Dominion Plan benefit formula without regard to United States regulations which limit both the maximum benefit that can be paid from a qualified defined benefit plan and the amount of salary that can be included in a qualified plan's salary-based benefit formula. The Company pays the full amount due pursuant to the United Dominion Plan's benefit formula through a combination of the qualified defined benefit plan and either a non-qualified pension restoration plan or the Supplemental Plan described below. The Supplemental Plan provides additional retirement benefits to certain executives. See "Other Plans and Agreements."

      AVERAGE CONTINUOUS BEST                                       YEARS OF SERVICE
           FIVE YEARS OF              ----------------------------------------------------------------------------
            COMPENSATION                 15                20               25               30              35
            ------------                 --                --               --               --              --

             $  100,000..........      $ 18,030         $ 24,040         $ 30,050        $ 36,060         $ 42,070
                200,000..........        39,030           52,040           65,050          78,060           91,070
                300,000..........        60,030           80,040          100,050         120,060          140,070
                400,000..........        81,030          108,040          135,050         162,060          189,070
                500,000..........       102,030          136,040          170,050         204,060          238,070
                600,000..........       123,030          164,040          205,050         246,060          287,070
                800,000..........       165,030          220,040          275,050         330,060          385,070
              1,000,000..........       207,030          276,040          345,050         414,060          483,070
              1,200,000..........       249,030          332,040          415,050         498,060          581,070
              1,400,000..........       291,030          388,040          485,050         582,060          679,070
              1,600,000..........       333,030          444,040          555,050         666,060          777,070
              1,800,000..........       375,030          500,040          625,050         750,060          875,070
              2,000,000..........       417,030          556,040          695,050         834,060          973,070

     The Named Executive Officers (other than Mr. Wahl) have the credited years of service indicated beside each of their names: Mr. Holland -- 27, Mr. Burns -- 10, Mr. Eisenberg -- 10, Mr. Gibbs -- 22.

     Mr. Wahl does not participate in the United Dominion Plan; instead, he is covered by a German pension plan for BOMAG management. The plan is based on his salary, taking into account social security pension payments and years of service. The maximum annual amount payable under the BOMAG management plan is approximately 55% of Mr. Wahl's final salary.

OTHER PLANS AND AGREEMENTS

     The Company provides a Supplemental Executive Retirement Plan (the "Supplemental Plan") to 12 of its key executives, including the Named Executive Officers except Mr. Wahl. Under the Supplemental Plan, a fully vested participant is eligible to receive a target annual benefit at age 62 equal to 60% of Final Average Earnings, reduced by retirement income from the United Dominion Plan described in the preceding section and Social Security. "Final Average Earnings" is defined for purposes of the Supplemental Plan as the average of the highest three years of "Eligible Income" out of the ten years immediately preceding retirement; Eligible Income includes salary and all incentive earnings under the Company's established incentive plans. To become fully vested under the Supplemental Plan a participant must accumulate, or be granted by the Comp Committee (as in the case of Messrs. Eisenberg and Burns), fifteen years of service. For purposes of the Supplemental Plan, Mr. Gibbs has been granted twelve years credit, five for his period of service with United Dominion and seven for his service with United Dominion's Serco business prior to its acquisition by United Dominion. Benefit accruals begin after five full years of service, with one-tenth of the target benefit vesting each year thereafter. All of the benefits under the Supplemental Plan are paid in a 50% joint and survivorship annuity for the life of the participant. A participant may elect to retire at any time after age 55 and receive a benefit, actuarially reduced, for life.

     Pursuant to an agreement between Mr. Holland and the Company dated April 28, 1999, Mr. Holland will be entitled to receive his Supplemental Plan benefit in a lump sum upon his retirement or other separation from the Company. Also pursuant to the agreement, the discount computation rate that will be used to compute the lump sum benefit has been fixed at 5.25% (the 1999 GATT cash lump sum discount rate used in the United Dominion Plan).

     United Dominion Industries, Inc. has established a "grantor trust" (the "Trust") for the purpose of providing certain executives (including all of the Named Executive Officers other than Mr. Wahl) with greater assurances that the supplemental pension benefits to which such executives may be entitled under the Supplemental Plan and the change in control agreements described under the heading "Change in Control Agreements" would be satisfied in the event of a "change in control" as defined in the Trust (collectively, the "Covered Benefits"). The Trust is intended to constitute an "unfunded" arrangement. However, United Dominion Industries, Inc. has deposited into the Trust a letter of credit in the face amount of approximately $32.8 million, which is equal to 120% of the estimated value of the Covered Benefits that would be payable assuming a change in control had occurred on January 1, 1999 and all of the covered executives had terminated employment on that date. The Covered Benefits are redetermined annually as of January 1 of each year. To the extent the aggregate value of the Covered Benefits increases, additional contributions (in the form of letters of credit or otherwise) are required to be made to maintain the assets of the Trust at a level equal to 120% of the estimated benefit values. Upon the occurrence of a change in control, United Dominion Industries, Inc. is required to make additional contributions to the Trust in cash so that the aggregate amount of the assets held by the Trust equals 120% of the Covered Benefits determined as of the date such change occurs. The letter(s) of credit would be drawn upon to the extent any supplemental pension benefits which become payable under the Supplemental Plan or the change in control agreements are not otherwise paid by United Dominion Industries, Inc. The assets of the Trust are subject to the claims of the creditors of United Dominion Industries, Inc. in the event United Dominion Industries, Inc. becomes "Insolvent" as defined in the Trust.

     The Company also provides several other supplemental executive benefit plans to the Named Executive Officers, including split-dollar life insurance and long-term disability insurance. The life insurance plan provides participants a death benefit equal to one hundred percent of their current salary and prior year's incentive bonus. The supplemental long-term disability plan provides a make-up benefit to ensure that participants receive a disability benefit at least equal to 60% of eligible total compensation when combined with the Company's group long-term disability benefit plan.

CHANGE IN CONTROL AGREEMENTS

     United Dominion Industries, Inc. has agreements with fifteen of its key employees, including each of the Named Executive Officers except Mr. Wahl, providing for protection in the event of a change in control of the Company. In general, the agreements provide for (a) a lump-sum severance payment by United Dominion Industries, Inc. to the employee equal to the amount of base salary that the employee would have earned had he continued to be employed until the earlier of (i) the end of the thirty-six month period following the date of termination or (ii) the attainment of normal retirement age, assuming the employee's salary rate would be equal to his highest monthly rate during the thirty-six month period preceding termination, (b) amounts in lieu of continued participation in incentive compensation and stock option plans based on assumptions concerning the Company's results for the thirty-six month period following termination and the employee's continued participation for the period,
(c) insurance and other benefits for the thirty-six month period after termination (to the extent the employee does not receive comparable benefits during the period), and (d) supplemental pension benefits, if the Company experiences a change in control and the employee is terminated for reasons other than death, disability, retirement or cause, or terminates his employment for reasons relating to a change in, among other things, his compensation, duties, benefits or location. These agreements are designed to provide the benefits the employee would have received had he continued working for United Dominion Industries, Inc. for three additional years.

     The amount to be paid is not subject to reduction for compensation earned from subsequent employment or from subsequent pension benefits. The agreements provide for a "gross-up" of the awards to reimburse participants for any excise tax payable on account of any "excess parachute payment" under United States Internal Revenue Code Section 280(G).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN PERSONS

     The directors and officers of the Company believe that, as of March 14, 2000, the following persons beneficially owned, directly or indirectly, or exercised control or direction over, Common Shares carrying more than 5% of the votes attached to the Common Shares:

                                                                                       PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                  NUMBER OF COMMON SHARES          OUTSTANDING
------------------------------------                  -----------------------          -----------

Ontario Teachers' Pension Plan Board (1).............       4,679,031                     12.0%
  5650 Yonge Street, 5th Floor
  Toronto, Ontario  M2M 4H5

TAL Global Asset Management Inc. (2).................       3,475,016                      8.9%
  1000 de la Gauchetiere West, Suite 3100
  Montreal, Quebec H3B 4W5

Mackenzie Financial Corporation (3)..................       3,067,400                      7.8%
  150 Bloor Street West, Suite M111
  Toronto, Ontario M5S 3B5

The Prudential Insurance Company of America (4)......       2,058,500                      5.3%
  751 Broad Street
  Newark, New Jersey  07102-3777

------
(1) Ontario Teachers' Pension Plan Board ("Ontario Teachers") provides pension services to active and retired teachers and is the largest single invested pension plan in Canada. As of March 14, 2000, according to a Schedule 13D/A filed with the Company and the United States Securities and Exchange Commission on March 15, 2000, Ontario Teachers had sole dispositive and voting power in respect of the number of Common Shares shown.

(2) On February 12, 2000, TAL Global Asset Management Inc. ("TAL"), filed a report on Schedule 13G indicating that, in its capacity as a registered investment advisor and in the ordinary course of its business, it has sole dispositive power over the referenced number of Common Shares and sole voting power over 181,497 Common Shares. TAL manages common stock and bond portfolios for mutual funds and institutional and private investors. According to T.A.L., none of the several accounts that it manages has an interest in more than 5% of the Common Shares.

(3)  On February 14, 2000, Mackenzie Financial Corporation filed a report on
     Schedule 13G in its capacity as an investment advisor indicating that several accounts it manages have the right to receive dividends and proceeds from the sale of the referenced number of Common Shares. Mackenzie, a registered investment adviser, indicated that none of these accounts individually owns more than 5% of the Common Shares.

(4) The Prudential Insurance Company of America informed the Company in March 2000 that, at the end of February 2000, it had direct or indirect voting and/or investment discretion over the referenced number of Common Shares, which are held for the benefit of its clients. Prudential is a Newark, New Jersey based insurance company and a registered investment adviser.

The directors and officers of the Company are not aware of any other person who beneficially owns, directly or indirectly, or exercises control or direction over, 5% or more of the Common Shares.

SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

     The following table presents the number of equity securities of the Company beneficially owned, directly or indirectly, or controlled or directed by, its directors, nominees and executive officers (with sole voting and investment power, except as otherwise indicated) as of March 14, 2000. Beneficial ownership has been determined in accordance with subsection 2(1) of the CBCA and Rule 13d-3 under the United States Securities Exchange Act of 1934, as amended.

                                                                                      TOTAL SHARES
                                       NUMBER OF              OPTIONS PRESENTLY       BENEFICIALLY        PERCENT OF
NAME OF BENEFICIAL OWNER               SHARES(A)                 EXERCISABLE              OWNED             CLASS
------------------------               ---------                 -----------              -----             -----

Donald N. Boyce.......................    1,000                      7,000                 8,000              (b)
Hermann Buerger.......................    2,000                      7,000                 9,000              (b)
James E. Courtney.....................    1,535                     13,000                14,535              (b)
Peter A. Crossgrove...................    5,000                     12,000                17,000              (b)
R. Stuart Dickson.....................    1,790                     14,000                15,790              (b)
Jere A. Drummond......................        0                          0                     0              (b)
James A. Grant........................    1,000                     14,000                15,000              (b)
William R. Holland....................  253,041(c)(d)              332,750               585,791             1.5%
Russell C. King, Jr...................    5,000                      9,000                14,000              (b)
John T. Mayberry......................    1,000                          0                 1,000              (b)
Harry A. Nurkin.......................    1,000                          0                 1,000              (b)
Dalton D. Ruffin......................    6,757                     14,000                20,757              (b)
William W. Stinson.....................  15,042                     19,000                34,042              (b)
George S. Taylor.......................  11,000                     10,000                21,000              (b)
All directors and executive
  officers as a group
  (28 persons)......................... 424,901(c)(d)              993,422              1,418,323            3.5%

----------

(a) Shares listed are Common Shares actually owned beneficially, not including presently exercisable options.

(b)  Less than 1% of the outstanding Common Shares.

(c) Includes, for Mr. Holland, 88,626 restricted Common Shares, and for all directors and executive officers as a group, 154,691 restricted Common Shares.

(d) Does not include Common Shares held in United Dominion Industries, Inc.'s Compass Plan, a qualified defined contribution plan designed to satisfy the provisions of Section 401(k) of the United States Internal Revenue Code, which permits investment of employee accounts in a pooled fund invested principally in Common Shares and maintained for the plan by its plan administrator.

     The following table shows the fees payable to directors of the Company. Directors who also serve as executive officers of the Company are not separately compensated for serving as directors. Directors are also paid their out-of-pocket expenses for attending each meeting of the Board of Directors of the Company and its committees.

SCHEDULE OF BOARD AND COMMITTEE FEES

          Board of Directors
               Annual Retainer.................................     $30,000
               Fee per Meeting.................................       1,200
          Executive Committee
               Annual Retainer.................................       4,500
          Compensation & Human Resources Committee
               Annual Retainer.................................       4,000
               Fee per Meeting.................................       1,200
          Audit & Risk Management Committee
               Annual Retainer.................................       4,000
               Fee per Meeting.................................       1,200
          Nominating & Corporate Governance Committee
               Annual Retainer.................................       4,000
               Fee per Meeting.................................       1,200

     In the most recently completed financial year, the Company paid fees in the aggregate amount of U.S. $642,775 to thirteen directors. In 1999, ten directors were each granted options to purchase 2,000 Common Shares pursuant to the Company's non-qualified Stock Option and Restricted Stock Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DIRECTORS' AND OFFICERS' LIABILITY INSURANCE

     The Company and its directors and officers are covered under a directors' and officers' liability insurance policy maintained by the Company that has aggregate coverage limits of $100,000,000. This policy includes a per-loss deductible of $250,000 with regard to claims against the Company, but no deductible with regard to claims against individual directors and officers. The premium paid by the Company in 1999 was $273,750 in respect of its officers and directors as a group. The Company paid all of the premiums.

CERTAIN BUSINESS RELATIONSHIPS AND RELATED TRANSACTIONS

     The Honorable James A. Grant, P.C., Q.C., a director of the Company (and a nominee for re-election), is a partner in the law firm Stikeman Elliott, which provides certain legal services to the Company.

     Mr. William W. Stinson, a director of the Company (and a nominee for re-election) entered into a management consulting agreement with the Company effective January 1, 1998. That agreement was renewed for successive additional one-year terms effective January 1, 1999 and January 1, 2000. Mr. Stinson was paid $150,000 during 1999 and will be paid $150,000 during 2000 pursuant to the agreement.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report:

         1.   Financial Statements

               The Index to Consolidated Financial Statements and Schedule on page 32 of this report is incorporated herein by this reference.

         2.   Financial Statement Schedules

              The portion of the Index to Consolidated Financial Statements and Schedule under the caption "Consolidated Financial Statement Schedule" on page 32 of this report is incorporated herein by this reference.

         3.   Exhibits

              The list of the Exhibits contained in the Exhibit Index on pages 36-38 of this report is incorporated herein by this reference. The Company is a foreign private issuer and accordingly has not included financial data schedules.

     (b) Reports on Form 8-K:

         The Company filed no reports on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 1999.


                                        UNITED DOMINION INDUSTRIES LIMITED


                                        By:      /s/ W. R. Holland
                                             ----------------------------------
                                             W. R. Holland
                                             Chairman of the Board and
                                             Chief Executive Officer

                                        By:      /s/ R. L. Magee
                                             ----------------------------------
                                             R. L. Magee
                                             Vice President and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

           Signature                        Title                   Date
           ---------                        -----                   ----

  /s/ W. R. Holland              Chairman of the Board,        March 28, 2000
------------------------------   Chief Executive Officer
  W. R. Holland                  and Director


  /s/ G. A. Eisenberg            President and                 March 28, 2000
------------------------------   Chief Operating Officer
   G. A. Eisenberg


  /s/ W. Dries                   Senior Vice President and     March 28, 2000
------------------------------   Chief Financial Officer
  W. Dries


  /s/ C. T. Leinbach III         Vice President and            March 28, 2000
------------------------------   Controller
  C. T. Leinbach III


  /s/ D. N. Boyce            *    Director                     March 28, 2000
------------------------------
  D. N. Boyce


  /s/ H. Buerger             *    Director                     March 28, 2000
------------------------------
  H. Buerger


  /s/ J. E. Courtney         *    Director                     March 28, 2000
------------------------------
  J. E. Courtney


  /s/ P. A. Crossgrove       *    Director                     March 28, 2000
------------------------------
  P. A. Crossgrove

  /s/ R. S. Dickson          *    Director                     March 28, 2000
------------------------------
  R. S. Dickson


  /s/ J. A. Drummond         *    Director                     March 28, 2000
------------------------------
  J. A. Drummond


  /s/ J. A. Grant            *    Director                     March 28, 2000
------------------------------
  J. A. Grant


  /s/ R. C. King, Jr.        *    Director                     March 28, 2000
------------------------------
  R. C. King, Jr.


  /s/ J. T. Mayberry         *    Director                     March 28, 2000
------------------------------
  J. T. Mayberry


  /s/ H. A. Nurkin           *    Director                     March 28, 2000
------------------------------
  H. A. Nurkin


  /s/ D. D. Ruffin           *    Director                     March 28, 2000
------------------------------
  D. D. Ruffin


  /s/ W. W. Stinson          *    Director                     March 28, 2000
------------------------------
   W. W. Stinson


  /s/ G. S. Taylor           *    Director                     March 28, 2000
------------------------------
  G. S. Taylor

------------

* By R. L. Magee, Attorney-in-Fact, pursuant to Powers of Attorney filed as Exhibits hereto.

        United Dominion Industries Limited and Consolidated Subsidiaries
             Index to Consolidated Financial Statements and Schedule

                                                                         Page
                                                                         ----
Consolidated Financial Statements

Consolidated Statements of Financial Position as of
  December 31, 1999 and 1998.........................................      *

Consolidated Statements of Income for the years
  ended December 31, 1999, 1998 and 1997.............................      *

Consolidated Statements of Changes in Shareholders' Equity for
  the years ended December 31, 1999, 1998 and 1997...................      *

Consolidated Statements of Cash Flows for the
  years ended December 31, 1999, 1998 and 1997.......................      *

Notes to Consolidated Financial Statements...........................      *

Auditors' Report.....................................................      *

Auditors' Report.....................................................     33

Consent of Chartered Accountants.....................................     34

Consolidated Financial Statement Schedule for the years ended December 31, 1999, 1998 and 1997

Schedule II - Allowance for Doubtful Accounts........................     35

     Schedules not included have been omitted because the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.


* Incorporated herein by reference to pages 32-45 of the Company's 1999 Annual Report to Shareholders.

                          INDEPENDENT AUDITORS' REPORT



The Shareholders
United Dominion Industries Limited:


Under date of January 28, 2000, we reported on the consolidated statements of financial position of United Dominion Industries Limited as at December 31, 1999 and 1998, and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the years in the three-year period ended December 31, 1999, as contained in the 1999 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we have audited the related financial statement schedule in the accompanying Index to Consolidated Financial Statements and Schedule as of and for the years ended December 31, 1999, 1998 and 1997. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                KPMG LLP
                                                Chartered Accountants




Toronto, Canada
January 28, 2000

                          INDEPENDENT AUDITORS' CONSENT



The Shareholders
United Dominion Industries Limited:


We consent to incorporation by reference in Registration Statements Nos. 33-46701, 2-92247, 33-65044, 33-97696, 333-1824 and 333-8230 of United Dominion
Industries Limited on Forms S-8 and Registration Statement No. 333-94847 of United Dominion Industries Limited, United Dominion Holdings, Inc. and United Dominion Industries, Inc. on Form F-3 of our reports dated January 28, 2000, relating to the consolidated statements of financial position of United Dominion Industries Limited as at December 31, 1999 and 1998 and the related consolidated statements of income, cash flows and changes in shareholders' equity and the related financial statement schedule for each of the years in the three-year period ended December 31, 1999, which reports appear in or are incorporated by reference in the December 31, 1999 annual report on Form 10-K of United Dominion Industries Limited.




                                                KPMG LLP
                                                Chartered Accountants




Toronto, Canada
March 29, 2000

                       UNITED DOMINION INDUSTRIES LIMITED

                  SCHEDULE II - ALLOWANCE FOR DOUBTFUL ACCOUNTS

                  Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                    Balance,      Additions                                     Balance,
                                   beginning      charged to     Write-off of                    end of
Description                          of year       income        receivables      Other (1)       year
-----------                         ---------     ----------     ------------     ---------     --------

1999:

Reserve deducted from assets:
 Allowance for doubtful
 accounts..................         $10,725        $ 2,306         $ (2,450)       $ (935)      $ 9,646
                                    =======        =======         ========        ======       =======

1998:

Reserve deducted from assets:
 Allowance for doubtful
 accounts..................         $10,114        $ 1,991         $ (1,358)       $   22       $10,725
                                    =======        =======         ========        ======       =======

1997:

Reserve deducted from assets:
 Allowance for doubtful
 accounts..................         $ 9,919        $ 4,104         $ (3,156)       $ (753)      $10,114
                                    =======        =======         ========        ======       =======


(1) In 1997, relates primarily to the sale of Varco-Pruden, Windsor Door and Centria partially offset by the acquisition of Core Industries.

                                 EXHIBIT INDEX**


   Exhibit
   Number
   -------

     3.1       o    The Company's Charter as amended (Exhibit 3.1 to
                    Registrant's Form 10-K filed March 29, 1991)

     3.2       o    The Company's Bylaws as amended (Exhibit 3.2 to Registrant's
                    Form 10-K filed March 29, 1995)

     4.1       o    Description of Registrant's Securities (See Registrant's
                    Form 8-K filed May 9, 1996)

   *10.1       o    Amended and Restated United Dominion Industries, Inc.
                    Corporate Annual Incentive Compensation Plan, as approved by shareholders on April 27, 1999

   *10.1(a)    o    Amended and Restated United Dominion Industries, Inc.
                    Operating Unit Annual Incentive Compensation Plan

    10.2       o    $450,000,000 Second Amendment and Restatement of the Credit
                    Agreement and Guaranty dated as of July 28, 1997 among United Dominion Industries Limited, United Dominion
                    Industries, Inc. and United Dominion Holdings, Inc., as obligors, Royal Bank of Canada, as agent bank, and the bank group named therein (Exhibit 10.2 to Registrant's Form 10-K filed March 26, 1998)

    10.3       o    United Dominion Industries, Inc. Compass Plan (Exhibit 4 to
                    Registrant's Form S-8 filed October 3, 1995)

   *10.4       o    United Dominion Industries, Inc. Supplemental Executive
                    Retirement Plan (as amended and restated effective
                    January 1, 1999)

   *10.5       o    Form of United Dominion 1999 Change of Control Agreement
                    with certain executive officers dated on or about
                    March 1, 1999

   *10.6       o    United Dominion Industries Limited 1999 Stock Option and
                    Restricted Stock Plan, as approved by shareholders on April 27, 1999

   *10.7       o    Amended and Restated United Dominion Industries, Inc.
                    Long-Term Performance Incentive Plan as approved by shareholders on April 27, 1999

   *10.7(a)    o    Amended and Restated United Dominion Industries, Inc.
                    Operating Unit Long-Term Performance Incentive Plan

    10.8       o    United Dominion Industries Restoration Plan for the
                    Salaried Defined Benefit Retirement Plans of United
                    Dominion Industries, Inc. (Exhibit 10.8 to Registrant's
                    Form 10-K filed March 29, 1996)

    10.9       o    Form of Executive Life Insurance Agreement for executive
                    officers of United Dominion Industries, Inc. (Exhibit 10.9 to Registrant's Form 10-K filed March 29, 1996)

    10.10      o    Statements of Policy Cost and Benefit Information for split dollar life insurance policies on the life of W. R. Holland
                    (Exhibit 10.10 to Registrant's Form 10-K filed
                    March 29, 1996)

    10.11      o    Note Agreement dated September 21, 1992 between the Company, as Issuer, United Dominion Industries, Inc., as Guarantor, and the several United States insurance companies party thereto, in connection with the Company's issuance of U.S. $75 million 8.25% Senior Notes due 2002 (Exhibit 10.9 to Registrant's Form 10-K filed March 27, 1993)

    10.12      o    Note Agreement dated December 21, 1993 between United
                    Dominion Industries, Inc., as Issuer, the Registrant, as
                    Guarantor, and the several United States insurance companies party thereto, in connection with the issuance by United
                    Dominion Industries, Inc. of U.S. $117 million 6.80% Senior
                    Notes due 2002 (Exhibit 10.15 to Registrant's Form 10-K filed March 28, 1994)

    10.13      o    Note Purchase and Private Shelf Facility dated June 25, 1995 between United Dominion Industries, Inc., as Issuer, the
                    Registrant, as Guarantor, and the Prudential Insurance
                    Company of America in connection with the issuance by United
                    Dominion Industries, Inc. of U.S. $50 million 7.67% Senior
                    Series A Notes due 2007 and the possible issuance of up to U.S. $50 million of additional Senior Notes (Exhibit 10.13 to Registrant's Form 10-K filed March 29, 1996)

    10.14      o    Amended and Restated Receivables Sale Agreement dated as of
                    January 31, 1995 among United Dominion Industries, Inc., as
                    Seller and Collection Agent, Asset Securitization
                    Cooperative Corporation, as Purchaser, and Canadian Imperial
                    Bank of Commerce, as Servicing Agent, in connection with United Dominion Industries, Inc.'s $115 million facility for the on-going sale and collection of trade receivables of certain of its business units (Exhibit 10.10 to Registrant's
                    Form 10-K filed March 29, 1995)

    10.16      o    Summary of Terms relating to the consulting arrangements
                    between William W. Stinson and the Registrant (Exhibit 10.16 to Registrant's Form 10-K filed March 26, 1998)

    10.17      o    Letter Agreement dated February 16, 1996 between William R.
                    Holland and the Registrant granting Mr. Holland restricted common shares (Exhibit 10.17 to Registrant's Form 10-K filed March 26, 1998)

   *10.18      o    Letter Agreement dated April 28, 1999 between William R.
                    Holland and the Registrant relating to the application to Mr. Holland of the Registrant's Supplemental Executive
                    Retirement Plan

   *10.18 (a)  o    Letter Agreement dated November 30, 1999 between William R.
                    Holland and the Registrant relating to the application to Mr. Holland of the Registrant's Supplemental Executive
                    Retirement Plan

    10.19      o    Note Purchase Agreement dated as of May 1, 1998 among
                    United Dominion Industries, Inc., as Issuer, United
                    Dominion Holdings, Inc. and the Registrant, as Guarantors, and the several United States insurance companies party thereto, in connection with the Company's issuance of U.S. $110 million 6.64% Senior Notes, Series 1998-A due
                    2008 (Exhibit 10.19 to Registrant's Form 10-K filed
                    March 26, 1999)

   *13         o    Portions of the Company's Annual Report to Shareholders for
                    the year ended December 31, 1999 that are expressly incorporated by reference into this Form 10-K

   *21         o    Subsidiaries of United Dominion Industries Limited

   *24(a)      o    Power of Attorney of D. N. Boyce dated February 11, 2000

   *24(b)      o    Power of Attorney of H. Buerger dated February 11, 2000

   *24(c)      o    Power of Attorney of J. E. Courtney dated February 11, 2000

   *24(d)      o    Power of Attorney of P. A. Crossgrove dated February 11,
                    2000

   *24(e)      o    Power of Attorney of R. S. Dickson dated February 11, 2000

   *24(f)      o    Power of Attorney of J. A. Drummond dated February 11, 2000

   *24(g)      o    Power of Attorney of J. A. Grant dated February 11, 2000

   *24(h)      o    Power of Attorney of R. C. King, Jr. dated February 11, 2000

   *24(i)      o    Power of Attorney of J. T. Mayberry dated February 11, 2000

   *24(j)      o    Power of Attorney of H. A. Nurkin dated February 11, 2000

   *24(k)      o    Power of Attorney of D. D. Ruffin dated February 11, 2000

   *24(l)      o    Power of Attorney of W. W. Stinson dated February 11, 2000

   *24(m)      o    Power of Attorney of G. S. Taylor dated February 11, 2000

   *99         o    Management Proxy Circular/Proxy Statement dated March 22,
                    2000 in connection with the Annual and Special Meeting of Shareholders of United Dominion Industries Limited to be held on April 25, 2000



* Included herewith. The exhibits not so included are incorporated herein by reference to the exhibits to the prior filings indicated in parentheses. Each included exhibit is to be deemed "filed" herewith except Exhibit 99, the Company's Management Proxy Circular/Proxy Statement dated March 22, 2000, which is furnished herewith for information purposes and not deemed "filed".

** The Company is a foreign private issuer and accordingly has not included financial data schedules.

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS


o Amended and Restated United Dominion Industries, Inc. Corporate Annual Incentive Compensation Plan, as approved by shareholders on April 27, 1999 (Exhibit 10.1 to this Form 10-K)

o Amended and Restated United Dominion Industries, Inc. Operating Unit Annual Incentive Compensation Plan (Exhibit 10.1(a) to this Form 10-K)

o United Dominion Industries, Inc. Compass Plan effective January 1, 1995 (Exhibit 4 to Registrant's Form S-8 filed October 3, 1995)

o United Dominion Industries, Inc. Supplemental Executive Retirement Plan as amended and restated effective January 1, 1999 (Exhibit 10.4 to this Form 10-K)

o Form of United Dominion 1999 Change in Control Agreement effective March 1, 1999 (Exhibit 10.5 to this Form 10-K)

o United Dominion Industries Limited Stock Option and Restricted Stock Plan (Revised and Restated), as approved by shareholders on April 27, 1999 (Exhibit 10.6 to this Form 10-K)

o Amended and Restated United Dominion Industries, Inc. Long-Term Performance Incentive Plan, as approved by shareholders on April 27, 1999 (Exhibit 10.7 to this Form 10-K)

o Amended and Restated United Dominion Industries, Inc. Operating Unit Long-Term Performance Incentive Plan (Exhibit 10.7(a) to this Form 10-K)

o United Dominion Industries Restoration Plan for the Salaried Defined Benefit Retirement Plans of United Dominion Industries, Inc. effective January 1, 1995 (Exhibit 10.8 to Registrant's Form 10-K filed March 29,
     1996)

o Form of Executive Life Insurance Agreement for executive officers of United Dominion Industries, Inc. (Exhibit 10.9 to Registrant's Form 10-K filed March 29, 1996)

o Statements of Policy Cost and Benefit Information for split dollar life insurance policies on the life of W. R. Holland (Exhibit 10.10 to Registrant's Form 10-K filed March 29, 1996)

o Letter Agreement dated February 16, 1996 between William R. Holland and the Registrant (Exhibit 10.17 to Registrant's Form 10-K filed March 26, 1998)

o Letter Agreement dated April 28, 1999 between William R. Holland and the Registrant relating to the application to Mr. Holland of the Registrant's Supplemental Executive Retirement Plan (Exhibit 10.18 to this Form 10-K)

o Letter Agreement dated November 30, 1999 between William R. Holland and the Registrant relating to the application to Mr. Holland of the Registrant's Supplemental Executive Retirement Plan (Exhibit 10.18(a) to this Form 10-K)