Form 10-K405/A
period 1999-12-31
UNITED DOMINION INDUSTRIES LIMITED
filed 2000-05-15
CIK 29590

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       [No Fee Required]

For the fiscal year ended DECEMBER 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from          to
                                     1-8585
                            (Commission File Number)

                       UNITED DOMINION INDUSTRIES LIMITED
             (Exact name of registrant as specified in its charter)

                 CANADA                                  98-0125322
      (State or other jurisdiction of                  (I.R.S. employer
      incorporation or organization)                   identification no.)

       2300 ONE FIRST UNION CENTER
        CHARLOTTE, NORTH CAROLINA                           28202-6039
  (Address of principal executive offices)                  (Zip Code)

                                 (704) 347-6800
              (Registrant's telephone number, including area code)

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]     No [ ]

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

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended December 31,1999 are incorporated by reference into Parts I and II and filed as Exhibit 13 hereto.

Preliminary Note

         The Registrant is filing this amendment on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 1999 to restate the financial statements included therein solely to include condensed consolidating financial information segregating the Registrant and each of United Dominion Holdings, Inc. and United Dominion Industries, Inc. (wholly owned subsidiaries of the Registrant) from other subsidiaries. On February 14, 2000 the registration statement on Form F-3 with respect to offerings of up to an aggregate of U.S. $200 million in guaranteed debt securities by United Dominion Industries, Inc. to be guaranteed by the Registrant and United Dominion Holdings, Inc. was declared effective.

                                     PART II

Item 8.           Financial Statements and Supplementary Data.

         (a)      Financial Statements

                  Auditors' Report

                  Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Financial Position as of December 31, 1999 and 1998

                  Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

                  Notes to Consolidated Financial Statements

         (b) Supplementary Financial Information

         The selected quarterly financial data required by Item 302(a) of Regulation S-K appears as Note 15 to the Consolidated Financial Statements which is an unaudited summary of quarterly results and is incorporated herein by this reference.

         (c) Other Financial Statements and Schedules

         Other financial statements and schedules required under Regulation S-X are filed pursuant to Item 14 of this report.

                                AUDITORS' REPORT



To the Shareholders of United Dominion Industries Limited


We have audited the consolidated statements of financial position of United Dominion Industries Limited as at December 31, 1999 and 1998 and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in accordance with Canadian generally accepted accounting principles.



/s/ KPMG LLP
Chartered Accountants


Toronto, Canada
January 28, 2000

                       UNITED DOMINION INDUSTRIES LIMITED

              Consolidated Statements of Income, Restated (note 2)

                  Years Ended December 31, 1999, 1998 and 1997

          (Amounts in Thousands of U.S. Dollars, Except Per Share Data)



                                                                      1999                  1998                  1997
                                                                  -----------           -----------           -----------

Sales                                                             $ 2,148,338           $ 2,020,374           $ 1,654,679
                                                                  -----------           -----------           -----------

Cost and expenses
   Cost of sales                                                    1,480,866             1,401,802             1,168,654
   Restructuring charges - inventory (note 3)                           5,153                    --                    --
                                                                  -----------           -----------           -----------
           Total cost of sales                                      1,486,019             1,401,802             1,168,654
   Selling, general and administrative expenses                       447,583               429,591               328,271
   Restructuring charges - other  (note 3)                             15,351                16,336                    --
                                                                  -----------           -----------           -----------

      Total costs and expenses                                      1,948,953             1,847,729             1,496,925
                                                                  -----------           -----------           -----------

Operating income                                                      199,385               172,645               157,754

Other income (expense)
   Interest - net (note 8)                                            (40,178)              (35,750)              (18,544)
   Gain on sale of business (note 3)                                       --                11,285                    --
   Other (note 3)                                                      (1,500)               (6,852)                7,700
                                                                  -----------           -----------           -----------

Income from continuing operations
   before income taxes and goodwill charges                           157,707               141,328               146,910
Income tax provision (note 4)                                         (47,151)              (24,147)              (49,528)
                                                                  -----------           -----------           -----------
Income from continuing operations
      before goodwill charges                                         110,556               117,181                97,382
Goodwill charges, net of applicable income tax benefit
      of $1,422 in 1999, $1,278 in 1998 and $690 in 1997
      (note 3)                                                        (21,646)              (17,493)              (12,492)
                                                                  -----------           -----------           -----------

Income from continuing operations                                      88,910                99,688                84,890
                                                                  -----------           -----------           -----------

Income from discontinued operations (note 3)
   Earnings, net of applicable income tax expense
      of $2,211                                                            --                    --                 3,088
   Gain on disposal, net of applicable income tax
      expense of $36,011                                                   --                    --                53,086
                                                                  -----------           -----------           -----------

                                                                           --                    --                56,174
                                                                  -----------           -----------           -----------

Net income                                                        $    88,910           $    99,688           $   141,064
                                                                  ===========           ===========           ===========

Earnings per common share (note 1):
     Continuing operations before goodwill charges                $      2.79           $      2.88           $      2.19
                                                                  ===========           ===========           ===========

     Continuing operations                                        $      2.24           $      2.45           $      1.91
     Discontinued operations                                               --                    --                  1.26
                                                                  -----------           -----------           -----------

     Net earnings                                                 $      2.24           $      2.45           $      3.17
                                                                  ===========           ===========           ===========

See accompanying notes to consolidated financial statements.

                       UNITED DOMINION INDUSTRIES LIMITED

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 1999, 1998 and 1997

                     (Amounts in Thousands of U.S. Dollars)




                                                                       1999                1998                1997
                                                                    ---------           ---------           ---------

Cash provided from operating activities
   Income from continuing operations                                $  88,910           $  99,688           $  84,890
   Add (deduct) items not affecting cash
      Depreciation                                                     46,341              41,747              34,267
      Amortization                                                     28,376              23,118              16,570
      Gain on sale of business                                             --             (11,285)                 --
      Deferred income taxes                                             2,839              (5,899)             15,395
      Other                                                             1,474               2,358                 315
   Net decrease (increase) in working capital other
         than cash (note 14)                                           11,153             (36,258)            (23,334)
   Asset securitization                                                   900              (6,100)            (10,400)
                                                                    ---------           ---------           ---------

                                                                      179,993             107,369             117,703
                                                                    ---------           ---------           ---------

Cash used by investing activities
   Additions to fixed assets                                          (61,278)            (51,741)            (60,596)
   Acquisitions of businesses                                        (155,416)           (172,181)           (364,148)
   Net proceeds from disposal of businesses                                --              25,008             274,641
   Proceeds from (investments in) other assets                         (9,952)             10,354               8,851
   Other                                                                 (874)             (8,040)             (1,545)
                                                                    ---------           ---------           ---------

                                                                     (227,520)           (196,600)           (142,797)
                                                                    ---------           ---------           ---------

Cash provided from (used by) financing activities
   Additional borrowings                                              155,597             331,907             119,020
   Repayments of borrowings                                           (71,488)            (92,931)            (66,886)
   Issuance of common shares                                            1,537               7,302               1,780
   Repurchase of common shares                                        (38,476)            (83,565)            (56,954)
   Dividends                                                          (14,158)            (14,614)            (12,413)
                                                                    ---------           ---------           ---------

                                                                       33,012             148,099             (15,453)
                                                                    ---------           ---------           ---------

Cash used by discontinued operations (note 3)                              --                  --             (61,135)
                                                                    ---------           ---------           ---------

Net increase (decrease) in cash and short-term investments            (14,515)             58,868            (101,682)
Cash and short-term investments at beginning of year                  123,455              64,587             166,269
                                                                    ---------           ---------           ---------
Cash and short-term investments at end of year                      $ 108,940           $ 123,455           $  64,587
                                                                    =========           =========           =========


See accompanying notes to consolidated financial statements.

                       UNITED DOMINION INDUSTRIES LIMITED

        Consolidated Statements of Financial Position, Restated (note 2)

                           December 31, 1999 and 1998

                     (Amounts in Thousands of U.S. Dollars)



                                                                                    1999                  1998
                                                                                -----------           -----------
Assets
Current assets
   Cash and short-term investments                                              $   108,940           $   123,455
   Accounts and notes receivable, less allowance for doubtful
      accounts  of $9,645 in 1999 and $10,725 in 1998 (note 11)                     334,398               335,424
   Inventories (note 5)                                                             390,654               368,842
   Other current assets                                                              61,386                81,679
                                                                                -----------           -----------

      Total current assets                                                          895,378               909,400

Fixed assets (note 6)                                                               350,901               317,853
Goodwill (notes 1 and 3)                                                            836,497               728,350
Other intangible assets (note 1)                                                     43,547                46,470
Other assets (note 4)                                                               115,252                88,584
                                                                                -----------           -----------

                                                                                $ 2,241,575           $ 2,090,657
                                                                                ===========           ===========

Liabilities and Shareholders' Equity
Current liabilities
   Notes payable to banks (note 7)                                              $   103,544           $    53,672
   Current portion of long-term debt (note 7)                                        46,082                51,665
   Accounts payable                                                                 169,362               158,708
   Accrued liabilities                                                              185,742               194,682
   Customer advances                                                                 15,440                23,181
                                                                                -----------           -----------

      Total current liabilities                                                     520,170               481,908

Long-term debt (note 7)                                                             591,506               544,771
Other liabilities                                                                   210,654               178,148
                                                                                -----------           -----------

                                                                                  1,322,330             1,204,827
Shareholders' equity (note 9)
   Common shares - outstanding 39,047,937 shares in 1999
      and 40,520,982 shares in 1998                                                 537,355               557,574
   Contributed surplus                                                                4,283                 4,057
   Retained earnings                                                                421,137               360,796
                                                                                -----------           -----------

                                                                                    962,775               922,427

   Equity adjustment from foreign currency translation (notes 1 and 7)              (43,530)              (36,597)
                                                                                -----------           -----------

      Total shareholders' equity                                                    919,245               885,830
                                                                                -----------           -----------

                                                                                $ 2,241,575           $ 2,090,657
                                                                                ===========           ===========


See accompanying notes to consolidated financial statements.

On behalf of the Board - William R. Holland, Director; R. Stuart Dickson, Director.

                       UNITED DOMINION INDUSTRIES LIMITED

  Consolidated Statements of Changes in Shareholders' Equity, Restated (note 2)

                  Years Ended December 31, 1999, 1998 and 1997

                     (Amounts in Thousands of U.S. Dollars)



                                                     Common Shares
                                              --------------------------                                 Equity
                                                             Unamortized                               Adjustment/       Total
                                                Shares        Restricted  Contributed    Retained       Currency      Shareholders'
                                                Issued          Stock       Surplus      Earnings      Translation       Equity
                                              -----------     ----------  -----------   -----------    -----------    -------------

Balance, December 31, 1996                     $ 621,825       $(5,287)      $1,409      $ 214,935       $(26,128)      $ 806,754

Repurchase of 2,067,540 shares                   (28,222)           --           --        (28,732)            --         (56,954)
Stock options exercised (110,255 shares)           1,780            --          450             --             --           2,230
Amortization of restricted stock grants               --         1,406           --             --             --           1,406
Net income for the year                               --            --           --        141,064             --         141,064
Cash dividends - $.28 per share                       --            --           --        (12,413)            --         (12,413)
Net effect of currency translation
   adjustments                                        --            --           --             --        (13,187)        (13,187)
Effect of hedging transactions                        --            --           --             --          3,649           3,649
                                               ---------       -------       ------      ---------       --------       ---------

Balance, December 31, 1997                       595,383        (3,881)       1,859        314,854        (35,666)        872,549

Repurchase of 3,250,000 shares                   (44,433)           --           --        (39,132)            --         (83,565)
Stock options exercised (445,422 shares)           7,302            --        2,198             --             --           9,500
Incentive share election  (43,845 shares)          1,219            --           --             --             --           1,219
Amortization of restricted  stock grants              --         1,984           --             --             --           1,984
Net income for the year                               --            --           --         99,688             --          99,688
Cash dividends - $.36 per share                       --            --           --        (14,614)            --         (14,614)
Net effect of currency translation
   adjustments                                        --            --           --             --         (3,432)         (3,432)
Effect of hedging transactions                        --            --           --             --          2,501           2,501
                                               ---------       -------       ------      ---------       --------       ---------

Balance, December 31, 1998                       559,471        (1,897)       4,057        360,796        (36,597)        885,830

Repurchase of 1,745,000 shares                   (24,065)           --           --        (14,411)            --         (38,476)
Stock options exercised (103,400 shares)           1,537            --          226             --             --           1,763
Incentive share election (55,365 shares)           1,105            --           --             --             --           1,105
Restricted  stock issued (113,190 shares)          2,263        (2,263)          --             --             --              --
Amortization of restricted stock grants               --         1,204           --             --             --           1,204
Net income for the year                               --            --           --         88,910             --          88,910
Cash dividends - $.36 per share                       --            --           --        (14,158)            --         (14,158)
Net effect of currency translation
   adjustments                                        --            --           --             --        (12,688)        (12,688)
Effect of hedging transactions                        --            --           --             --          5,755           5,755
                                               ---------       -------       ------      ---------       --------       ---------

Balance, December 31, 1999                     $ 540,311       $(2,956)      $4,283      $ 421,137       $(43,530)      $ 919,245
                                               =========       =======       ======      =========       ========       =========


See accompanying notes to consolidated financial statements.

                       UNITED DOMINION INDUSTRIES LIMITED

          Notes to Consolidated Financial Statements, Restated (note 2)

                        December 31, 1999, 1998 and 1997

                     (Amounts in Thousands of U.S. Dollars)


1.       Summary of Significant Accounting Policies

         General

         The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada. These accounting principles are in conformity with accounting principles generally accepted in the United States except as indicated in note 14. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Consolidation

         All subsidiary companies are consolidated and all significant intercompany accounts and transactions have been eliminated in consolidation.

         Consolidated Statements of Cash Flows

         Cash and short-term investments include highly liquid investments with a maturity of three months or less.

         Inventories

         Inventories are stated at the lower of cost (average or first-in, first-out) or net realizable value.

         Fixed Assets

         Property, plant and equipment are recorded at cost. Major renewals and betterments are capitalized; whereas, maintenance and repairs are expensed as incurred. Cost of property sold or otherwise disposed and related accumulated depreciation are removed from the accounts at the time of disposal and any resulting gain or loss is included in income. Depreciation of plant and equipment is determined on the straight-line method over the estimated useful lives of the assets. The average annual rates of depreciation range from 4% for buildings to 10% for machinery and equipment.

         Goodwill

         Goodwill, which represents the excess of purchase price over fair value of net identifiable assets acquired, is amortized on the straight-line method over the expected periods to be benefited, generally 40 years. The company assesses the recoverability of this intangible asset based primarily upon an analysis of undiscounted future operating cash flows from the acquired operations. Accumulated amortization was $90,309 and $69,044 at December 31, 1999 and 1998, respectively.

                       UNITED DOMINION INDUSTRIES LIMITED

          Notes to Consolidated Financial Statements, Restated (note 2)

                        December 31, 1999, 1998 and 1997

                     (Amounts in Thousands of U.S. Dollars)


         Other Intangible Assets

         Amounts assigned to other intangible assets, primarily trademarks and patents, are based on independent appraisals and are amortized on the straight-line method over periods ranging from four to forty years. Accumulated amortization was $16,565 and $13,262 at December 31, 1999 and 1998, respectively.

         Foreign Currency Translation

         The financial statements of those operations whose functional currency is a foreign currency are translated into U.S. dollars using the current rate method. Under this method, all assets and liabilities are translated into U.S. dollars using current exchange rates and income statement items are translated using weighted average exchange rates. The translation adjustment is included as a component of shareholders' equity; whereas, gains and losses on foreign currency transactions are included in income. Foreign currency transaction losses totaled $2,768, $3,530 and $3,959 for 1999, 1998 and 1997, respectively.

         Derivative Financial Instruments

         The company is party to certain derivative financial instruments, principally forward exchange contracts used to manage foreign currency exposures. Gains and losses on forward foreign exchange contracts are recognized in revenues in the same period as the foreign currency transactions to which they relate.

         Fair Values

         The carrying values of cash and short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short periods to maturity of the instruments. The fair value of the company's long-term debt is estimated based on the current rates available to the company for debt of the same remaining maturities. Since the company's fixed rate debt carries interest rates which are different than current market rates, the estimated fair value of the company's long-term debt was approximately $634,000 and $621,000 at December 31, 1999 and 1998, respectively.

         Earnings Per Common Share

         Earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the year (39,641,606 shares for 1999, 40,755,170 shares for 1998 and 44,439,004 shares for 1997). The assumed exercise of outstanding stock options would not have a materially dilutive effect on reported earnings per common share.

         Reclassifications

         Certain prior year amounts have been reclassified to conform with current year presentation.

                       UNITED DOMINION INDUSTRIES LIMITED

          Notes to Consolidated Financial Statements, Restated (note 2)

                        December 31, 1999, 1998 and 1997

                     (Amounts in Thousands of U.S. Dollars)


2.       Restatement Related to Adoption of New Accounting Pronouncements

         Effective January 1, 1999, the company adopted the Canadian Institute of Chartered Accountants (CICA) Handbook Section 3465, Income Taxes. This adoption has been retroactively applied to all years presented in the accompanying consolidated financial statements. The adoption of this pronouncement did not have a material effect on the Consolidated Statement of Income for the year ended December 31, 1998 and it has not been restated. For the year ended December 31, 1997, the adoption of Handbook Section 3465 resulted in an increase in the gain on disposal of discontinued operations (note 3) and a related increase in net income of $3,086, or $.07 per share.

         For the year ended December 31, 1998, the adoption resulted in certain reclassifications related to the cost basis of various amounts in the Consolidated Statement of Financial Position. The reclassifications resulted in increases in fixed assets of $5,515 and accrued liabilities of $5,174 and decreases in inventories of $468, other current assets of $288, goodwill and other intangibles of $1,344, other assets of $33,801, other liabilities of $24,109 and retained earnings of $11,451 as of December 31, 1998.

         As of December 31, 1996, the adoption of Handbook Section 3465 resulted in a reduction in retained earnings and total shareholders' equity of $14,537 in the Consolidated Statement of Changes in Shareholders' Equity.

         In 1999, the CICA amended Handbook Section 1580, Business Combinations, to allow for the separate presentation of goodwill amortization expense and goodwill impairment charges (collectively referred to as "goodwill charges"), net of tax, in the income statement. Accordingly, the presentation of income before goodwill charges, and the related per share amount, is also allowed. The company has adopted this presentation format and has reclassified the prior years' consolidated statements of income to conform with the new presentation. This reclassification does not affect net income or net earnings per share as previously reported.

3.       Acquisitions, Divestitures, Discontinued Operations and Restructuring

         Acquisitions

         In February 1999, the company acquired Riser-Bond Instruments which designs and manufactures cable fault locators principally used by the telecommunications industry. In July, the company acquired TKO Doors, a manufacturer of loading dock doors. In August, the company acquired Bran + Luebbe, a manufacturer of precision metering pumps, analyzing equipment and integrated blending systems for a broad range of process industries. In October, the company acquired S.W. Fleming Limited, a manufacturer of commercial side-hinged steel doors and frames. The cost of these and other smaller acquisitions totaled approximately $155,000 and resulted in an increase in working capital of approximately $17,000, an increase in fixed assets of approximately $24,000, an increase in goodwill of approximately $129,000 and an increase in other liabilities of approximately $15,000.

                       UNITED DOMINION INDUSTRIES LIMITED

          Notes to Consolidated Financial Statements, Restated (note 2)

                        December 31, 1999, 1998 and 1997

                     (Amounts in Thousands of U.S. Dollars)


         In February 1998, the company acquired Radiodetection which designs and manufactures portable pipe and cable locators and related equipment used in the utility and telecommunication industries. In March, the company acquired Tex-Steel Corporation, a manufacturer of custom steel doors and frames for commercial and detention markets. In April, the company acquired APV Ice Cream, a manufacturer of industrial ice cream production equipment. In May, the company acquired Leading Edge, Inc. which manufactures ceiling fans, air curtains and air circulators supplied to the industrial and electrical distributor markets. In July, the company acquired C&M, Inc., a manufacturer of powered roller conveyor systems primarily servicing the corrugated and solid fiber carton industry. In August, the company acquired Ling Dynamic Systems Limited which designs and builds vibration test systems and related equipment. The cost of these and other smaller acquisitions totaled approximately $172,000 and resulted in an increase in working capital of approximately $27,000, an increase in fixed assets of approximately $14,000, an increase in other assets of approximately $1,000 and an increase in goodwill of approximately $130,000.

         In 1997, the company completed the purchase of the common stock of Core Industries Inc (Core). Core was a manufacturer of valves, strainers and backflow prevention products, agricultural equipment, electrical test and measurement equipment and integrated assembly systems used in automobile and other manufacturing applications. The total cost of the acquisition was approximately $302,000.

         If the acquisition of Core had occurred at the beginning of 1997, unaudited proforma consolidated sales, net income and net earnings per share in 1997 would have been $1,826,273, $144,422 and $3.25, respectively.

         In 1997, the company also made several smaller product line acquisitions. In January, the company acquired Lee Engineering which produces vertical lifting equipment used in various industrial applications. In March, the company acquired Trussbilt, a manufacturer of doors, frames and related products for the security and detention markets. In April, the company acquired Dominion Door, which produces steel doors, frames and pre-hung windows for metal buildings. In September, the company acquired TIF Instruments, a manufacturer of electronic test instruments used primarily by the HVAC market. In September, the company also acquired Process Machinery & Supply Company and Alliance Food Equipment Corp. Both companies manufacture and recondition equipment for the ice cream industry. In November, the company acquired Stow Manufacturing, a manufacturer of light construction equipment. The cost of these and other smaller acquisitions totaled approximately $68,000.

         The above mentioned acquisitions have been accounted for by the purchase method and earnings have been included in the results of operations from the dates of the acquisitions.

         In 1997, the company initiated a tender offer for the shares of Imo Industries Inc. (Imo). Imo's Board of Directors ultimately terminated the merger agreement and, pursuant to the terms of the agreement, the company received a $7,700 termination fee, net of expenses. This amount is included in "Other income (expense)" in the Consolidated Statements of Income.

         Divestitures (other than Discontinued Operations)

         In January 1998, the company sold its Little Falls Tank division of Waukesha Cherry-Burrell for approximately $4,000 which equaled its book value. In December 1998, the company sold the assets of its Marley Pump motor product line and entered into various consulting and supply arrangements for total proceeds of $17,500. The company recognized a pre-tax gain on the sale of $11,285 which is included in "Other income (expense)" in the Consolidated Statements of Income.

                       UNITED DOMINION INDUSTRIES LIMITED

          Notes to Consolidated Financial Statements, Restated (note 2)

                        December 31, 1999, 1998 and 1997

                     (Amounts in Thousands of U.S. Dollars)


         Discontinued Operations

         In 1997, the company sold Varco-Pruden, Centria and Windsor Door. These units were part of the company's Building Products segment. The company received approximately $240,000 in cash and recorded a net-of-tax gain of $53,086 on the sale of these businesses. The results of operations of these units and the related gain on sale have been separately classified as "Income from discontinued operations" in the Consolidated Statements of Income. The operating cash flows from these businesses have also been separately classified in the Consolidated Statements of Cash Flows. The "Cash used by discontinued operations" in the Consolidated Statement of Cash Flows for 1997 also includes approximately $44,000 in income tax payments which were directly related to the gain on the sale of discontinued operations.

         In 1999 and 1998, the company incurred charges of $1,500 and $6,852, respectively, related primarily to the settlement of legal claims and the write-down of assets to be realized from prior years' divestiture activities to their estimated net realizable value. These charges are included in "Other income (expense)" in the Consolidated Statements of Income.

         Restructuring Charges

         In 1998, the company announced a company-wide cost reduction plan. The plan included the net reduction of its global workforce by over 500 positions, principally administrative personnel, rationalizations involving 12 facilities and reduced discretionary spending. The company recorded a pre-tax charge to earnings in 1998 of $16,336 related to the plan.

         The company expanded the restructuring program in 1999 to include the rationalization of 11 additional facilities including the shutdown of four manufacturing and one administrative facility, the transition of the manufacturing of several product lines to different sites and the discontinuation of several unprofitable product lines. Additional workforce reductions of approximately 500 positions were announced of which approximately 130 had actually been terminated by December 31, 1999. The company reported a pre-tax charge to earnings of $22,198 related to these new initiatives.

         Selected financial information relating to the two years' restructuring charges is as follows:


                                                                        Accrual at                                       Accrual at
                                        Expensed        Incurred       December 31,     Expensed         Incurred       December 31,
                                         in 1998         in 1998           1998          in 1999          in 1999           1999
                                        --------        --------       ------------     --------         --------       ------------
         Severance and other
            employee costs               $13,474         $(5,499)         $7,975         $ 5,785         $ (6,990)         $6,770
         Facilities costs                  1,930          (1,513)            417           5,791           (5,918)            290
         Write-down of assets to
            net realizable value              --              --              --           8,693           (8,693)             --
         Other costs                         932              --             932           1,929           (2,522)            339
                                         -------         -------          ------         -------         --------          ------

         Total                           $16,336         $(7,012)         $9,324         $22,198         $(24,123)         $7,399
                                         =======         =======          ======         =======         ========          ======

                       UNITED DOMINION INDUSTRIES LIMITED

          Notes to Consolidated Financial Statements, Restated (note 2)

                        December 31, 1999, 1998 and 1997

                     (Amounts in Thousands of U.S. Dollars)


         All costs are included in "Restructuring charges" in the Consolidated Statements of Income with the exception of $1,694 of goodwill impairment charges which were recorded in 1999 and are included in "Goodwill charges". Of the total charges, $7,399 remains accrued at December 31, 1999. The majority of the remaining restructuring activities should be completed during the first half of 2000.

4.       Income Taxes

         The provision for income taxes on income from continuing operations before goodwill charges is comprised of the following:


                                    1999               1998               1997
                                  -------            -------            -------

         Current
         Canada                   $  (954)           $ 3,264            $ 2,961
         United States             10,386             24,094             10,161
         Other countries           30,226              2,688             21,011
                                  -------            -------            -------
                                   39,658             30,046             34,133
                                  -------            -------            -------


         Deferred
         Canada                    (5,148)            (7,241)            (3,886)
         United States             15,199              9,686             26,257
         Other countries           (2,558)            (8,344)            (6,976)
                                  -------            -------            -------
                                    7,493             (5,899)            15,395
                                  -------            -------            -------
                                  $47,151            $24,147            $49,528
                                  =======            =======            =======



         The related income (loss) from continuing operations before income taxes and goodwill charges is as follows:


                                    1999               1998               1997
                                  --------           --------           --------

         Canada                   $ (8,835)          $(13,491)          $ (5,455)
         United States              62,240             78,440             87,413
         Other countries           104,302             76,379             64,952
                                  --------           --------           --------
                                  $157,707           $141,328           $146,910
                                  ========           ========           ========

                       UNITED DOMINION INDUSTRIES LIMITED

          Notes to Consolidated Financial Statements, Restated (note 2)

                        December 31, 1999, 1998 and 1997

                     (Amounts in Thousands of U.S. Dollars)


         The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are as follows:


                                                                                         1999                1998
                                                                                      ---------           ---------

         Deferred tax assets:
            Net operating loss carryforwards                                          $  22,909           $  10,805
            Difference between tax on distributed and undistributed earnings              4,580               2,451
            Accrued expenses not currently deductible                                    81,683              90,058
            Other                                                                         2,975               4,240
                                                                                      ---------           ---------
                                                                                        112,147             107,554
            Less: valuation allowance                                                    (4,080)                 --
                                                                                      ---------           ---------
              Total deferred tax assets                                                 108,067             107,554
                                                                                      ---------           ---------

         Deferred tax liabilities:
            Plant and equipment, principally due to differences in basis
              and depreciation                                                          (35,081)            (28,298)
            Intangible assets, principally due to differences in basis
              and amortization                                                          (13,601)            (12,341)
            Inventory, principally due to differences in basis                           (6,427)             (8,501)
            Other                                                                       (15,954)            (13,078)
                                                                                      ---------           ---------
              Total deferred tax liabilities                                            (71,063)            (62,218)
                                                                                      ---------           ---------
                 Net deferred tax asset                                               $  37,004           $  45,336
                                                                                      =========           =========


         Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1999 will be allocated to goodwill. Based on the company's historical and current earnings, management believes it is more likely than not that the company will realize the benefit of the remaining deferred tax assets that are not subject to the valuation allowance.

         The difference between the company's effective income tax rate and the statutory rate on income from continuing operations is reconciled below.


                                                                    1999               1998               1997
                                                                  --------           --------           --------

         Income tax expense at U.S. statutory rate of 35          $ 55,197           $ 49,465           $ 51,419
         State income taxes                                          2,792              3,563              3,618
         Canadian and foreign tax refunds and tax
              settlements                                         $ (4,984)           (23,838)                --
         Canadian and foreign income taxes at
            less than U.S. statutory rate                           (6,962)            (7,806)            (7,714)
         Other                                                       1,108              2,763              2,205
                                                                  --------           --------           --------

                                                                  $ 47,151           $ 24,147           $ 49,528
                                                                  ========           ========           ========

                       UNITED DOMINION INDUSTRIES LIMITED

          Notes to Consolidated Financial Statements, Restated (note 2)

                        December 31, 1999, 1998 and 1997

                     (Amounts in Thousands of U.S. Dollars)


         The company has Canadian net operating loss carryforwards for income tax purposes of approximately $43,000 which expire in 2003 through 2006.

         "Other Assets" in the Consolidated Statements of Financial Position include $4,580 and $2,451 at December 31, 1999 and 1998, respectively, primarily representing German taxes refundable to the company when German earnings are repatriated.

         Income taxes paid totaled $2,224, $53,085 and $71,240 for 1999, 1998 and 1997, respectively.

5.       Inventories

         Inventories at December 31, 1999 and 1998 are summarized as follows:


                                      1999              1998
                                    --------          --------

         Raw materials              $131,444          $111,994
         Work-in-process             101,122            99,402
         Finished products           158,088           157,446
                                    --------          --------

                                    $390,654          $368,842
                                    ========          ========


6.       Fixed Assets

         Fixed assets are summarized as follows:


                                                           Accumulated
                                             Cost          Depreciation          Net
                                           --------        ------------        --------

         December 31, 1999:

         Land                              $ 12,385          $     --          $ 12,385
         Plant                              143,508            50,479            93,029
         Machinery and equipment            431,743           216,112           215,631
         Construction in progress            29,856                --            29,856
                                           --------          --------          --------
                                           $617,492          $266,591          $350,901
                                           ========          ========          ========

         December 31, 1998:

         Land                              $ 11,215          $     --          $ 11,215
         Plant                              129,267            46,485            82,782
         Machinery and equipment            394,222           184,320           209,902
         Construction in progress            13,954                --            13,954
                                           --------          --------          --------
                                           $548,658          $230,805          $317,853
                                           ========          ========          ========


                       UNITED DOMINION INDUSTRIES LIMITED

          Notes to Consolidated Financial Statements, Restated (note 2)

                        December 31, 1999, 1998 and 1997

                     (Amounts in Thousands of U.S. Dollars)


7.       Debt

         Short-term

         At December 31, 1999 and 1998, the company's notes payable to banks totaled $103,544 and $53,672, respectively, with weighted average interest rates of 6.7% and 4.9%, respectively. At December 31, 1999, the company had available approximately $105,000 of unused short-term borrowing facilities.

         Long-term

         The company's long-term debt at December 31, 1999 and 1998 is summarized as follows:


                                                              1999              1998
                                                            --------          --------

         Revolving credit bank notes                        $101,192          $ 35,958
         Senior notes due 2002 - 6.80%                        70,200            93,600
         Senior notes due 2002 - 8.25%                        37,500            50,000
         Senior notes due 2007 - 7.67%                        50,000            50,000
         Senior notes due 2008 - 6.64%                       110,000           110,000
         Commercial paper                                    172,470           162,556
         Multi-currency revolving notes                       36,375            39,718
         Other notes payable in installments
            through 2020 at interest rates varying
            from 2.9% to 10.0%                                59,851            54,604
                                                            --------          --------
                                                             637,588           596,436
         Less current portion of long-term debt               46,082            51,665
                                                            --------          --------
                                                            $591,506          $544,771
                                                            ========          ========

         The company has a revolving credit agreement (revolver) with a group of banks. This agreement gives the company the ability to borrow up to $450,000 through July 2002. Borrowings under the revolver are available in U.S. dollars and Deutsche Marks (DM) at the U.S. prime interest rate or LIBOR plus a margin. The margin ranges from 0.170% to 0.325% and is determined by a leverage ratio and the amount of utilization under the credit facility. The weighted average interest rates on the borrowings under this agreement were 4.6% and 4.9% during 1999 and 1998, respectively. At December 31, 1999, $41,192 of the revolver borrowings were denominated in DM. The DM borrowings are designated as a hedge of the company's net investment in German subsidiaries and foreign exchange gains and losses on these borrowings are reflected in "Equity adjustment from foreign currency translation" in the Consolidated Statements of Financial Position. The company also pays an annual facility fee on the amount of this facility ranging from 0.080% to 0.125%, depending upon a leverage ratio. The company further pays an annual utilization fee on the amount of loans outstanding of up to 0.05%, depending on leverage and amount of utilization. At December 31, 1999, the margin, facility fee and utilization fee were 0.25%, 0.1% and 0%, respectively.

         The 6.80% senior notes are currently payable in annual installments of $23,400. The 8.25% senior notes are currently payable in annual installments of $12,500. The 7.67% senior notes are payable in annual installments of $10,000 beginning in 2003. The 6.64% senior notes are payable in full in 2008.

                       UNITED DOMINION INDUSTRIES LIMITED

          Notes to Consolidated Financial Statements, Restated (note 2)

                        December 31, 1999, 1998 and 1997

                     (Amounts in Thousands of U.S. Dollars)


         During 1998, the company entered into an open-ended program whereby up to Cdn $250,000 of commercial paper can be issued. While the commercial paper is typically due in 30 - 60 days, with a maximum maturity of one year, it is the company's intention to continually refinance these borrowings. The company maintains unutilized long-term committed credit facilities sufficient to refinance the commercial paper outstanding. Therefore, the amounts outstanding at December 31, 1999 (U.S. $172,470) are included in long-term debt in the Consolidated Statements of Financial Position. Interest rates on the commercial paper ranged from 5.1% to 5.7% with a weighted average of 5.3% in 1999.

         The company has a $40,000 multi-currency revolving credit agreement with a bank which expires in June 2000. The agreement allows the company to designate subsidiaries to borrow under the facility at LIBOR interest rates plus margin and facility fees in total ranging from 0.7% to 1.0%. At December 31, 1999, $36,375 had been borrowed under this facility. This amount is included in long-term debt since the company has the capacity and intention to refinance this facility and extend its term prior to the expiration of the agreement.

         At December 31, 1999, the company had available approximately $150,000 of unused long-term revolving credit commitments.

         Various loan agreements contain covenants with respect to net worth, indebtedness and other items. The company has complied with all provisions of these agreements at December 31, 1999.

         Future principal payments on long-term debt are as follows:

                              2000                    $ 46,082
                              2001                      87,061
                              2002                     315,375
                              2003                      14,636
                              2004                      10,927
                           Thereafter                  163,507
                                                      --------
                                                      $637,588
                                                      ========


8.       Interest Expense - Net

         Net interest expense is composed of the following:


                                               1999               1998               1997
                                             --------           --------           --------

         Interest on long-term debt          $ 38,217           $ 35,749           $ 22,441
         Other interest expense                 5,319              3,117              3,757
         Interest income                       (3,358)            (3,116)            (7,654)
                                             --------           --------           --------
                                             $ 40,178           $ 35,750           $ 18,544
                                             ========           ========           ========

         Net interest paid totaled $43,018, $33,082, and $20,104 for 1999, 1998 and 1997, respectively.

                       UNITED DOMINION INDUSTRIES LIMITED

          Notes to Consolidated Financial Statements, Restated (note 2)

                        December 31, 1999, 1998 and 1997

                     (Amounts in Thousands of U.S. Dollars)

9.     Capital Stock

       The company is incorporated under the Canada Business Corporations Act and is authorized to issue an unlimited number of common and preferred shares of no par value.

       The company has a stock option and restricted stock plan under which options for a term not exceeding 10 years may be granted to key employees and directors to purchase common shares of the company at a price not less than 100% of their fair market value at the date of grant. Common shares reserved for exercise of these options or the issuance of restricted stock may not at any time exceed 10% of the number of common shares then outstanding. Transactions involving the plan are summarized below.

                                                    Options
                                        ---------------------------------                            Weighted-
                                        Available for                          Option Price           Average
                                        Future Grant          Granted            Per Share        Exercise Price
                                       -----------------     ------------   ------------------- -------------------
                                                                                  (Cdn.)               (Cdn.)
Outstanding at December 31, 1996       1,546,622        1,776,575           $ 9.375  - $ 33.125        $25.34

Exercised                                     --         (110,255)          $ 9.375  - $ 33.00         $21.98
Granted                                 (463,400)         463,400           $36.65   - $ 38.87         $36.83
                                       ---------        ---------
Outstanding at December 31, 1997       1,083,222        2,129,720           $ 9.375  - $ 38.87         $28.02

Exercised                                     --         (445,422)          $ 9.375  - $ 36.65         $23.60
Granted                                 (435,250)         435,250           $28.95   - $ 40.00         $35.26
Expired                                   21,100          (21,100)          $26.375  - $ 36.65         $29.76
                                       ---------        ---------
Outstanding at December 31, 1998         669,072        2,098,448           $ 9.375  - $ 40.00         $30.44

Exercised                                     --         (103,400)          $ 12.75  - $ 26.625        $22.26
Granted                                 (589,625)         589,625           $ 29.80  - $ 32.775        $30.03
Restricted stock issued                 (113,190)
                                                               --
Additional shares authorized           1,196,993               --
                                       ---------        ---------
Outstanding at December 31, 1999       1,163,250        2,584,673           $ 9.375  -$  40.00         $30.67
                                       =========        =========

Exercisable at December 31, 1999                        1,736,724           $ 9.375 - $  40.00         $29.97
                                                        =========

       The following table provides certain information with respect to stock options outstanding at December 31, 1999.

                                                                                                        Weighted-
                                                                                                        average
                                                                                   Weighted-            remaining
                                                              Stock options         average            contractual
       Range of exercise price                                 outstanding       exercise price           life
                                                             ----------------  ------------------   ----------------
                                                                                      (Cdn.)              (years)

       Under $28.00 (Cdn.)                                          802,011          $24.31                 4.3
       Over $28.00 (Cdn.)                                         1,782,662           33.54                 7.9
                                                             ----------------  ------------------   ----------------
                                                                  2,584,673          $30.67                 6.8
                                                             ================  ==================   ================

                       UNITED DOMINION INDUSTRIES LIMITED

          Notes to Consolidated Financial Statements, Restated (note 2)

                        December 31, 1999, 1998 and 1997

                     (Amounts in Thousands of U.S. Dollars)


       The following table provides certain information with respect to stock options exercisable at December 31, 1999.

                                                                            Weighted-
                                                      Stock options          average
       Range of exercise price                         exercisable        exercise price
                                                    ------------------   ----------------
                                                                             (Cdn.)
       Under $28.00 (Cdn.)                                  802,011      $     24.31
       Over $28.00 (Cdn.)                                   934,713            34.84
                                                    ------------------   ----------------
                                                          1,736,724      $     29.97
                                                    ==================   ================

       The restricted stock issued during 1999 had a fair value at the date of grant of $2,263 or U.S. $19.99 per share. The sale of this stock is restricted for six years from the date of grant. Restricted stock was also issued during 1996 which is restricted for periods up to five years from the date of the grant. Compensation expense related to all restricted shares is recorded over the restriction period and amounted to $1,204, $1,984 and $1,406 in 1999, 1998 and 1997, respectively.

       The company's management incentive plans contain a feature that allows participants the opportunity to elect to receive restricted common shares in lieu of a portion of their cash bonuses. The number of shares issued is increased by a multiple in order to provide participants an incentive to elect to receive shares. A total of 55,365 and 43,845 shares were issued in 1999 and 1998, respectively, to participants who made such share elections.

10.    Benefit Plans

       The company and its subsidiaries have defined benefit pension plans covering approximately one half of all employees. Plans covering eligible salaried employees call for benefits to be paid at retirement based primarily upon years of service and their compensation rates near retirement. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. Contributions to the plans reflect benefits attributed to employees' services to date and also for benefits expected to be earned in the future. Assets of the plans consist primarily of cash and cash equivalents, common and preferred stocks, government bonds, investment-grade corporate bonds and other fixed income investments. The company also provides, through non-qualified plans, supplemental pension payments in excess of the qualified plan limits imposed by income tax regulations. These non-qualified plans are unfunded.

                       UNITED DOMINION INDUSTRIES LIMITED

          Notes to Consolidated Financial Statements, Restated (note 2)

                        December 31, 1999, 1998 and 1997

                     (Amounts in Thousands of U.S. Dollars)

       The following tables set forth the change in projected benefit obligation, change in plan assets and the funded status of the company's North American benefit plans as of December 31, 1999 and 1998.

                                                         Pension Benefits                   Other Benefits
                                                       1999           1998                1999            1998
                                                      -------         -------            ------          ------
       Change in benefit obligation
          Benefit obligation at beginning
             of year                                $ 178,733       $ 167,993          $ 33,659        $ 26,883
          Service cost                                  3,988           3,917               690             729
          Interest cost                                14,947          14,162             2,617           2,216
          Plan participants' contributions                  5              17                --              --
          Plan amendment                                   --              --               799           1,446
          Actuarial (gain) loss                        (1,750)          2,403             1,045           3,588
          Benefits paid                               (10,550)         (9,759)           (1,256)         (1,203)
                                                      -------         -------            ------          ------
          Benefit obligation at end of year           185,373         178,733            37,554          33,659
                                                      -------         -------            ------          ------

       Change in plan assets
          Fair value of plan assets at
             beginning of year                        212,175         205,953
          Return on plan assets                        27,541          12,894
          Employer contribution                         1,754           3,070
          Plan participants' contributions                  5              17
          Benefits paid                               (10,550)         (9,759)
                                                      -------         -------
          Fair value of plan assets at end of year    230,925         212,175
                                                      -------         -------


          Funded status                                45,552          33,442           (37,554)        (33,659)
          Unrecognized net actuarial (gain) loss      (33,668)        (23,933)            9,617           7,551
          Unrecognized prior service cost               3,220           3,327             3,733           5,476
          Unrecognized net transition obligation           18              27             1,335           1,502
                                                      -------         -------            ------          ------
          Prepaid (accrued) benefit cost            $  15,122       $  12,863          $(22,869)       $(19,130)
                                                      =======         =======            ======          ======

       The weighted-average discount rate used to measure the projected benefit obligation is 8.5%, the average rate of increase in future compensation levels is approximately 5% and the expected long-term rate of return on assets is 8.5%. The company amortizes prior service cost and unrecognized gains and losses using the straight-line method over the average future service life of active participants.

                       UNITED DOMINION INDUSTRIES LIMITED

          Notes to Consolidated Financial Statements, Restated (note 2)

                        December 31, 1999, 1998 and 1997

                     (Amounts in Thousands of U.S. Dollars)


       The components of net periodic benefit cost are as follows:

                                                Pension Benefits                            Other Benefits
                                       ----------------------------------         ----------------------------------
                                         1999        1998          1997            1999          1998          1997
                                       --------    --------      --------         ------        ------        ------
      Service cost                     $  3,988    $  3,917      $  4,557         $  690        $  729        $  738
      Interest cost                      14,947      14,162        13,233          2,617         2,216         1,777
      Expected return on assets         (17,416)    (16,067)      (13,858)            --            --            --
      Amortization                       (1,543)       (879)         (682)         1,688         1,680         1,509
                                       --------    --------      --------         ------        ------        ------
      Net periodic benefit cost        $    (24)   $  1,133      $  3,250         $4,995        $4,625        $4,024
                                       ========   =========      ========         ======        ======        ======

       A number of the company's operating units have defined contribution plans pursuant to Section 401(k) of the U.S. Internal Revenue Code. The total expense of these plans was $5,522, $5,475 and $3,893 for the years ended December 31, 1999, 1998 and 1997, respectively.

       The company's German operations have pension plans, which in accordance with applicable laws, are unfunded. The weighted average discount rate used to measure the projected benefit obligation of the German plans is 6% - 7% and the rate of increase in future compensation levels is 3% - 3.5% for 1999 and 1998.

       The status of the German plans at December 31, 1999 and 1998 as reflected in the Consolidated Statements of Financial Position is as follows:

                                                         1999                1998
                                                       --------            --------
Benefit obligation at beginning of year                $ 17,992            $ 16,421
Service cost                                                433                 376
Interest cost                                             1,291               1,126
Actuarial loss                                            1,138                 265
Acquisition                                               7,330                  --
Settlements                                                 (56)                 --
Benefits paid                                              (687)               (726)
Foreign exchange rate changes                            (2,475)                530
                                                       --------            --------
Benefit obligation at end of year                      $ 24,966            $ 17,992
                                                       ========            ========

       The components of net periodic benefit cost are as follows:

                                         1999        1998        1997
                                        ------      ------      ------
Service cost                            $  433      $  376      $  875
Interest cost                            1,291       1,126       1,089
Amortization of prior service cost         128         134         136
                                        ------      ------      ------
Net periodic benefit cost               $1,852      $1,636      $2,100
                                        ======      ======      ======

                       UNITED DOMINION INDUSTRIES LIMITED

          Notes to Consolidated Financial Statements, Restated (note 2)

                        December 31, 1999, 1998 and 1997

                     (Amounts in Thousands of U.S. Dollars)

       The company provides certain postretirement health care and life insurance benefits to a limited number of employees. The costs associated with these benefits are not significant and are recorded on a "pay-as-you-go" or cash basis.

11.    Commitments and Contingencies

       A number of claims and lawsuits seeking unspecified damages and other relief are pending against the company. It is impossible at this time for the company to predict with any certainty the outcome of such litigation. However, management is of the opinion, based upon information presently available, that it is unlikely that any liability, to the extent not provided for through insurance or otherwise, would be material in relation to the company's consolidated financial position.

       The company has been named along with several other parties in a number of administrative proceedings maintained by federal and state agencies arising out of alleged releases or contributions of hazardous substances into the environment. None of the proceedings is, in the opinion of management, either individually or viewed in connection with all the proceedings, material to the company's liquidity, consolidated operating results, or consolidated financial position. While the company has participated and in the future will participate in the funding of clean up costs in connection with certain of the proceedings, it does not believe that material monetary sanctions will be imposed against it as a result of any of the proceedings.

       The company has an agreement to sell certain qualifying accounts receivable to a financial institution on a revolving basis. The amount sold as of December 31, 1999 and 1998 was $62,900 and $62,000,
       respectively. The amount sold at any time must be supported by available credit under the revolver. Certain of the company's operations have entered into agreements with third party finance companies to provide wholesale financing of their product to distributors. The company is responsible for the repurchase of new product in the event it is acquired by the finance companies through repossession. At December 31, 1999, the total amount of new product financed under these agreements is approximately $12,000. At December 31, 1999, the company also has sold approximately $8,000 of receivables under recourse agreements. Reserves have been provided for any anticipated losses under these agreements.

       In the normal course of business, letters of credit and bank guarantees are issued by banks for account of the company, which in the opinion of management, have no material effect on the company's financial position. At December 31, 1999, the company was contingently liable for $84,000 under these arrangements.

       The company does not trade in financial instruments and does not engage in speculation. However, it does enter into a limited range and number of derivative financial instrument contracts. The company also has a program in place to manage foreign currency risk. As part of that program, the company has entered into a limited number of foreign currency forward exchange contracts to hedge foreign currency transactions or intercompany loan payments. The company's foreign exchange contracts do not subject the company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the transactions being hedged. As of December 31, 1999, the company's German operations had approximately DM 183 million ($93,000) of forward exchange contracts outstanding which are designed to convert the receipt of foreign currencies from sales outside of Germany into DM. The forward exchange contracts generally have maturities which do not exceed one year and exchange rates are agreed to at the inception of the contracts.

                       UNITED DOMINION INDUSTRIES LIMITED

          Notes to Consolidated Financial Statements, Restated (note 2)

                        December 31, 1999, 1998 and 1997

                     (Amounts in Thousands of U.S. Dollars)

       The company has operating leases covering machinery, equipment, office, warehouse and manufacturing facilities. Future minimum lease payments under operating leases at December 31, 1999 are as follows:

                     2000                              $    14,505
                     2001                                   13,025
                     2002                                    8,633
                     2003                                    5,003
                     2004                                    3,648
                  Thereafter                                 7,091
                                                       -----------
                                                       $    51,905
                                                       ===========

12.    Business Segments

       The company operates in the following industry segments:

           Flow Technology - air dehydration and filtration equipment and related parts and services for compressed air systems; valves, strainers and back flow prevention products; water system and submersible petroleum pumps; leak detection equipment; rotary positive displacement pumps and related fluid handling equipment for sanitary and industrial markets; ice cream equipment; high precision metering pumps, analyzing equipment and integrated blending systems for process industries; water cooling towers and related components; fiberglass panels and pultruded products and cast-iron boilers.

           Machinery - light and heavy duty soil, sanitary landfill and asphalt compaction equipment; asphalt recyclers and pavers; light construction equipment; tillage equipment; foraging wagons; and grain drills and augers.

           Specialty Engineered Products - steel doors and frames; electric resistance heating products; air circulation equipment; machined critical parts for aerospace markets; metal forming equipment; loading dock equipment; powered roller conveyor systems; and vertical lifting equipment.

           Test Instrumentation - air supply houses; heat process and environmental conditioning equipment; electrical test and measurement equipment; refrigerant leak detection and recovery systems; vibration test systems; portable pipe and cable locators; and integrated assembly systems used in automobile and other manufacturing applications.

       The significant accounting policies of the above segments are the same as those described in note 1. Intersegment sales are recorded at current market prices. The company does not include income taxes or net interest expense in the determination of segment profit. Information about the company's segments, certain geographic information and a reconciliation of segment profit to net income is shown below.

                       UNITED DOMINION INDUSTRIES LIMITED

          Notes to Consolidated Financial Statements, Restated (note 2)

                        December 31, 1999, 1998 and 1997

                     (Amounts in Thousands of U.S. Dollars)


                                                                  Year ended December 31, 1999
                                  ----------------------------------------------------------------------------------------------
                                                                                                                       (3)
                                                               Sales                        (2)         (3)        Depreciation
                                     (1)       --------------------------------------     Segment     Capital          and
                                   Assets        Gross      Intersegment      Net         Profit    Expenditures   Amortization
                                 ----------    ----------   -----------    ----------    --------   ------------  -------------
Industry Segment
Flow Technology                  $1,041,831    $  992,466    $       --    $  992,466    $ 94,016    $22,404      $42,499
Machinery                           274,544       456,348            --       456,348      50,685     13,952        8,802
Specialty Engineered Products       322,892       387,748            --       387,748      42,000     14,988       12,814
Test Instrumentation                319,978       311,776            --       311,776      18,344      9,618        9,269
                                 ----------    ----------    ----------    ----------    --------    -------      -------
                                 $1,959,245    $2,148,338    $       --    $2,148,338    $205,045    $60,962      $73,384
                                 ==========    ==========    ==========    ==========    ========    =======      =======

                                    (4)                        (6)
                                  Long-lived      (5)        Segment
                                   Assets       Net Sales    Profit
                                 ----------    ----------    --------
Geographic Information
United States                    $  948,198    $1,441,068    $132,299
Europe                              241,577       424,559      49,051
Other Countries                      41,170       282,711      23,695
                                 ----------    ----------    --------
                                 $1,230,945    $2,148,338    $205,045
                                 ==========    ==========    ========

Reconciliation of segment profit to net income


Segment profit                                $ 205,045
Corporate expenses                              (23,673)
Interest - net                                  (40,178)
Other expenses - net                             (6,555)
                                              ---------

Income before income taxes (7)                  134,639

Income tax provision (7)                        (45,729)
                                              ---------

Net income                                    $  88,910
                                              =========


(1)   Assets exclude $282,330 of corporate amounts.
(2) Includes restructuring costs of $7,712, $5,402, and $9,084 for the Flow Technology, Specialty Engineered Products and Test Instrumentation segments, respectively (note 3).
(3) Capital expenditures and depreciation and amortization exclude $316 and $1,333, respectively, of corporate amounts.
(4) Long-lived assets consist of fixed assets, goodwill and other intangible assets. (5) Attributed to countries based on location of customer.
(6) Attributed to countries based on location of customer. Includes restructuring costs of $21,661, $273 and $264 in the United States, Europe and other countries, respectively (note 3).
(7) In the Consolidated Statements of Income, goodwill charges, net of tax, are shown separately while for segment reporting purposes the goodwill charges are included in segment profit and the related tax benefit is included in the income tax provision.

                       UNITED DOMINION INDUSTRIES LIMITED

          Notes to Consolidated Financial Statements, Restated (note 2)

                        December 31, 1999, 1998 and 1997

                     (Amounts in Thousands of U.S. Dollars)

                                                                   Year ended December 31, 1998
                                 --------------------------------------------------------------------------------------------------

                                                                                                                         (3)
                                    (1)                          Sales                      (2)          (3)          Depreciation
                                               --------------------------------------     Segment      Capital            and
                                   Assets         Gross       Intersegment    Net         Profit     Expenditures     Amortization
                                 ----------    ----------    ------------- ----------    --------    ------------     ------------
Industry Segment
Flow Technology                  $  943,703    $  945,828    $       16    $  945,812    $ 96,594      $21,145        $38,161
Machinery                           272,115       454,460            --       454,460      51,000       12,270          7,287
Specialty Engineered Products       259,387       349,070            30       349,040      38,887       10,537         10,595
Test Instrumentation                305,383       271,062            --       271,062      20,893        4,482          7,691
                                 ----------    ----------    ----------    ----------    --------      -------        -------
                                 $1,780,588    $2,020,420    $       46    $2,020,374    $207,374      $48,434        $63,734
                                 ==========    ==========    ==========    ==========    ========      =======        =======

                                     (4)                        (6)
                                  Long-lived      (5)         Segment
                                   Assets       Net Sales     Profit
                                 ----------    ----------    --------
Geographic Information
United States                    $  930,577    $1,380,155    $154,122
Europe                              151,292       371,469      29,596
Other Countries                      10,804       268,750      23,656
                                 ----------    ----------    --------
                                 $1,092,673    $2,020,374    $207,374
                                 ==========    ==========    ========

Reconciliation of segment profit to net income


Segment profit                                $ 207,374
Corporate expenses                              (30,231)
Corporate restructuring charges                  (6,788)
Interest - net                                  (35,750)
Other expense - net                             (12,048)
                                              ---------

Income before income taxes (7)                  122,557

Income tax provision (7)                        (22,869)
                                              ---------

Net income                                    $  99,688
                                              =========

(1)   Assets exclude $310,069 of corporate amounts.
(2) Includes restructuring costs of $7,786, $275, $443, and $1,044 for the Flow Technology, Machinery, Specialty Engineered Products and Test Instrumentation segments, respectively. Flow Technology also includes an $11,285 gain on sale of business (note 3) while Specialty Enginneered Products includes a $6,000 charge related to settlement of litigation.
(3) Capital expenditures and depreciation and amortization exclude $3,307 and $1,131, respectively, of corporate amounts.
(4) Long-lived assets consist of fixed assets, goodwill and other intangible assets.
(5)   Attributed to countries based on location of customer.
(6) Attributed to countries based on location of customer. Includes restructuring costs of $6,614, $2,346 and $588 in the United States, Europe and other countries, respectively (note 3).
(7) In the Consolidated Statements of Income, goodwill charges, net of tax, are shown separately while for segment reporting purposes the goodwill charges are included in segment profit and the related tax benefit is included in the income tax provision.

                       UNITED DOMINION INDUSTRIES LIMITED

          Notes to Consolidated Financial Statements, Restated (note 2)

                        December 31, 1999, 1998 and 1997

                     (Amounts in Thousands of U.S. Dollars)

                                                                 Year ended December 31, 1997
                                 --------------------------------------------------------------------------------------------------

                                                                                                                           (2)
                                                                Sales                      (2)                         Depreciation
                                    (1)        --------------------------------------    Segment       Capital              and
                                   Assets         Gross      Intersegment      Net        Profit     Expenditures      Amortization
                                 ----------    ----------    ------------  ----------    --------    ------------      ------------
Industry Segment
Flow Technology                  $  904,442    $  845,716    $       --    $  845,716    $ 79,443       $26,383        $32,573
Machinery                           234,249       363,690            --       363,690      42,460         8,200          5,246
Specialty Engineered Products       183,184       310,340            --       310,340      41,618        10,202          9,034
Test Instrumentation                183,842       123,508            --       123,508      11,509         1,708          2,700
                                 ----------    ----------    ----------    ----------    --------       -------        -------
                                  1,505,717     1,643,254            --     1,643,254     175,030        46,493         49,553
Divested businesses                   4,536        11,425            --        11,425        (353)          203            307
                                 ----------    ----------    ----------    ----------    --------       -------        -------
                                 $1,510,253    $1,654,679    $       --    $1,654,679    $174,677       $46,696        $49,860
                                 ==========    ==========    ==========    ==========    ========       =======        =======

                                              (3)                                  (4)
                                           Long-lived           (4)              Segment
                                             Assets          Net Sales           Profit
                                         ------------       ----------        ------------
Geographic Information
United States                           $     880,844      $ 1,125,060        $    133,427
Europe                                         75,315          266,086              21,219
Other Countries                                 9,279          252,108              20,384
Divested businesses                             4,536           11,425                (353)
                                         ------------       ----------        ------------
                                        $     969,974      $ 1,654,679        $    174,677
                                         ============       ==========        ============

Reconciliation of segment profit to net income

Segment profit                                                 $ 174,677
Corporate expenses                                               (29,485)
Interest - net                                                   (18,544)
Other income - net                                                 7,080
                                                               ---------

Income from continuing operations before income taxes (5)       133,7285)

Income tax provision (5)                                         (48,838)
                                                               ---------

Income continuing operations                                      84,890
Income from discontinued operations                               56,174
                                                               ---------

Net income                                                     $ 141,064
                                                               =========


(1)  Assets exclude $238,568 of corporate amounts.
(2) Capital expenditures and depreciation and amortization exclude $13,900 and $977, respectively, of corporate amounts.
(3) Long-lived assets consist of fixed assets, goodwill and other intangible assets.
(4)  Attributed to countries based on location of customer.
(5) In the Consolidated Statements of Income, goodwill charges, net of tax, are shown separately while for segment reporting purposes the goodwill charges are included in segment profit and the related tax benefit is included in the income tax provision.

                       UNITED DOMINION INDUSTRIES LIMITED

         Notes to Consolidated Financial Statements, Restated (note 2)

                        December 31, 1999, 1998 and 1997

                     (Amounts in Thousands of U.S. Dollars)


13.    Year 2000

       The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the company, including those related to customers, suppliers, or other third parties, have been fully resolved.

14.    Differences Between Canadian and United States Accounting Principles

       United States Accounting Differences

       Generally accepted accounting principles (GAAP) in Canada allow for the reduction of stated capital of outstanding common shares with a corresponding offset to deficit. This reclassification, which the company made in 1990, is not permitted by United States GAAP and would result in an increase in capital stock and a reduction in retained earnings at December 31, 1999 and 1998 of $128,093. Canadian GAAP also permits expenses related to the issue of capital stock, net of income taxes, to be deducted from retained earnings while United States GAAP requires such expenses to be deducted from the proceeds of stock issuances credited to capital stock. This reclassification would reduce capital stock and increase retained earnings by $20,905 at December 31, 1999 and 1998.

       The CICA recently adopted a new standard for recognizing the cost of pensions and other postretirement benefits (Handbook Section 3461). The new standard, effective for fiscal years beginning after January 1, 2000, essentially harmonizes Canadian rules with United States GAAP and requires accruing the cost of providing postretirement health care benefits during the years that the employee renders the necessary service. The company currently records health care benefits on a "pay-as-you-go" basis for benefits paid on behalf of active and retired employees. The healthcare benefit obligations not recorded by the company for active and retired employees due to use of the "pay-as-you-go" basis versus accrual accounting totaled approximately $12,000 at December 31, 1999. Additionally, CICA Handbook Section 3461 requires that for purposes of determining the pension liability, the discount rate must be based on current bond market yields rather than management's best estimate of the plan's long-term returns. This change in the discount rate will increase the volatility of pension expense in the future and create an additional pension liability of approximately $16,000 which will need to be recorded upon adoption of this new accounting standard. The company intends to retroactively adopt CICA Handbook Section 3461 in the first quarter of 2000. After tax effecting the above amounts, these changes will result in increases to other assets of approximately $3,000 and accrued liabilities of approximately $7,000 and decreases to other (non-current) assets of approximately $16,000, other (non-current) liabilities of approximately $3,000 and retained earnings of approximately $17,000.

       Canadian GAAP allows for the capitalization and subsequent amortization of start-up costs for new facilities and joint ventures. Effective January 1, 1999, United States GAAP requires the expensing of these costs as incurred as well as the expensing of any previously capitalized costs. As of December 31, 1999, United States GAAP would require the company to expense approximately $729, net of tax, of unamortized costs that had been capitalized in prior years.

                       UNITED DOMINION INDUSTRIES LIMITED

         Notes to Consolidated Financial Statements, Restated (note 2)

                        December 31, 1999, 1998 and 1997

                     (Amounts in Thousands of U.S. Dollars)


       The income statement format adopted in 1999 by the company as permitted by CICA Handbook Section 1580, Business Combinations (note 2) is not allowed under United States GAAP. Presentation under United States GAAP requires that the gross goodwill charges be included as a component of operating income and the associated income tax benefit be included as a component of the income tax provision. This reclassification does not affect reported net income.

       United States GAAP requires the dual presentation of basic and diluted earnings per share. Diluted earnings per share reflects the assumed exercise of dilutive securities such as the company's stock options.

       The following table reflects the impact on net income, weighted average shares outstanding and net earnings per share of complying with United States GAAP as it pertains to the items noted above.

                                                                         1999                 1998                  1997
                                                                      ---------             ---------             ---------

               Net income under Canadian GAAP                         $  88,910             $  99,688             $ 141,064

               Increased (decreased) by:
                   Pension expense                                       (1,990)               (1,483)               (1,470)
                   Postretirement benefits                                 (594)                 (588)                 (753)
                   Start-up costs                                          (729)                   --                    --
                   Other                                                     31                  (321)                   76
                                                                      ---------             ---------             ---------
               Net income under United States GAAP                    $  85,628             $  97,296             $ 138,917
                                                                      =========             =========             =========

               Weighted average shares outstanding (000's)
                   Canadian GAAP                                         39,642                40,755                44,439
                     Less restricted stock outstanding                     (177)                 (123)                 (269)
                                                                      ---------             ---------             ---------
                   United States GAAP - Basic                            39,465                40,632                44,170
                     Effect of dilutive securities:
                        Restricted stock                                    177                   123                   269
                        Employee stock options                              176                   281                   303
                                                                      ---------             ---------             ---------
                   United States GAAP - Diluted                          39,818                41,036                44,742
                                                                      =========             =========             =========

               Net earnings per share
                   Canadian GAAP
                     Continuing operations                            $    2.24             $    2.45             $    1.91
                     Discontinued operations                                 --                    --                  1.26
                                                                      ---------             ---------             ---------
                     Net earnings                                     $    2.24             $    2.45             $    3.17
                                                                      =========             =========             =========

                   United States GAAP - Basic
                     Continuing operations                            $    2.17             $    2.39             $    1.87
                     Discontinued operations                                 --                    --                  1.28
                                                                      ---------             ---------             ---------
                     Net earnings                                     $    2.17             $    2.39             $    3.15
                                                                      =========             =========             =========

                   United States GAAP - Diluted
                     Continuing operations                            $    2.15             $    2.37             $    1.84
                     Discontinued operations                                 --                    --                  1.26
                                                                      ---------             ---------             ---------
                     Net earnings                                     $    2.15             $    2.37             $    3.10
                                                                      =========             =========             =========

                       UNITED DOMINION INDUSTRIES LIMITED

         Notes to Consolidated Financial Statements, Restated (note 2)

                        December 31, 1999, 1998 and 1997

                     (Amounts in Thousands of U.S. Dollars)


       United States GAAP requires reporting on comprehensive income. For the years ended December 31, 1999, 1998 and 1997, comprehensive income, as defined under United States GAAP, is as follows.

                                                                         1999                 1998                 1997
                                                                      ---------             ---------             ---------

         Net income under United States GAAP                          $  85,628             $  97,296             $ 138,917

         Foreign currency translation adjustments,
             net of tax                                                  (4,298)                 (576)               (6,055)
                                                                      ---------             ---------             ---------

         Comprehensive income under United States GAAP                $  81,330             $  96,720             $ 132,862
                                                                      =========             =========             =========

       The application of United States GAAP previously discussed would result in increases in other (non-current) liabilities of approximately $5,000 and common shares of approximately $107,000 and decreases in goodwill of approximately $2,000, other (non-current) assets of approximately $6,000, accrued liabilities of approximately $1000, and retained earnings of approximately $119,000 as of December 31, 1999. At December 31, 1998, the application of United States GAAP would result in increases in accrued liabilities of approximately $2,000, other (non-current) liabilities of approximately $5,000 and common shares of approximately $107,000 and decreases in goodwill of approximately $2,000 and retained earnings of approximately $116,000.

       Additional United States Disclosure Requirements

       The company's accounting for stock options is essentially the same as the intrinsic value method prescribed by existing accounting pronouncements effective in the United States. United States GAAP encourages, but does not require companies to record compensation cost for stock option plans at fair value and requires the disclosure of proforma net income and earnings per share information as if the company had accounted for its employee stock options issued beginning in 1995 under the fair value method. Accordingly, the fair value of the options issued have been estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 5.2%, 5.1% and 6.2%; dividend yields of 1.8%, 1.6% and 1.0%; volatility factors of the expected market price of the company's common stock of .37, .39 and .33; and a weighted-average expected life of the options of eight years. The weighted-average grant-date fair values of options issued in 1999, 1998 and 1997 was $8.28, $12.60 and $12.43, respectively. For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period that ranges from six months to three years. Retroactive application of the fair value method to prior years is not permitted, therefore the full effect of the fair value method will not be reflected in the proforma disclosures until it has been applied to all nonvested options. Assuming the company had accounted for its stock options issued under the fair value method, United States GAAP proforma net income and basic and diluted earnings per share for the years ended December 31, 1999, 1998 and 1997 would have been $82,556, $2.09 and $2.07; $94,134, $2.32 and $2.29; and
       $136,508, $3.09 and $3.05, respectively.

                       UNITED DOMINION INDUSTRIES LIMITED

         Notes to Consolidated Financial Statements, Restated (note 2)

                        December 31, 1999, 1998 and 1997

                     (Amounts in Thousands of U.S. Dollars)


       United States GAAP requires disclosure of changes during the year in non-cash working capital balances pertaining to operating activities. The following table reflects such changes for the years ended December 31, 1999, 1998 and 1997.

                                                                         1999                 1998                  1997
                                                                      ---------             ---------             ---------

         Decrease (increase) in current assets

         Accounts and notes receivable                                $  19,677             $ (39,063)            $  (7,582)
         Inventories                                                    (16,677)              (21,184)              (15,124)
         Other current assets                                            23,249                (9,359)               (4,937)

         Increase (decrease) in current liabilities

         Accounts payable and accrued liabilities                        (6,267)               27,148                 5,140
         Customer advances                                               (8,829)                6,200                  (831)
                                                                      ---------             ---------             ---------
                                                                      $  11,153             $ (36,258)            $ (23,334)
                                                                      =========             =========             =========

       United States GAAP requires disclosure of the effect of a one-percentage point increase or decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic postretirement health care benefit cost and the accumulated postretirement benefit obligation for health care benefits. The following table reflects such effects. Since the company is on a pay-as-you-go basis, this disclosure relates to the proforma disclosures contained in the reconciliation of net income previously discussed.

                                                                            1-Percentage         1-Percentage
                                                                           Point Increase       Point Decrease
                                                                         ------------------    -------------------

       Effect on total of service and interest
          cost components                                                     $  84               $   (76)
       Effect on postretirement benefit
          obligation                                                            916                  (848)

15.    Quarterly Financial Information (Unaudited)

                                                                                              Net                   Net Earnings
                                Sales                     Gross Profit *                    Income                    Per Share
                      --------------------------    -------------------------     -------------------------      ----------------
                          1999           1998           1999           1998           1999           1998         1999      1998
                         ------         ------         ------         ------         ------         ------       ------    ------

   First Quarter      $  478,404     $  444,135     $  141,667     $  129,872     $   13,986     $   14,327      $0.35     $0.35
   Second Quarter        549,272        523,692        166,518        161,329         27,348         26,608       0.69      0.65
   Third Quarter         546,998        524,755        170,946        159,691         27,956         21,378       0.71      0.52
   Fourth Quarter        573,664        527,792        183,188        167,680         19,620         37,375       0.50      0.92
                      ----------     ----------     ----------     ----------     ----------     ----------

   Total              $2,148,338     $2,020,374     $  662,319     $  618,572     $   88,910     $   99,688      $2.24     $2.45
                      ==========     ==========     ==========     ==========     ==========     ==========      =====     =====

       *Represents sales less cost of sales

                       UNITED DOMINION INDUSTRIES LIMITED

         Notes to Consolidated Financial Statements, Restated (note 2)

                        December 31, 1999, 1998 and 1997

                     (Amounts in Thousands of U.S. Dollars)


16.    Supplemental Condensed Consolidating Financial Information

       United Dominion Industries Limited and its wholly owned subsidiary, United Dominion Holdings, Inc., are guarantors of certain senior debt issued by United Dominion Industries, Inc. The following is summarized condensed consolidating financial information segregating the parent and guarantor subsidiaries from nonguarantor subsidiaries. The guarantor subsidiaries are wholly owned subsidiaries of the company and guarantees are full, unconditional and joint and several. Separate financial statements and other disclosures of the guarantor subsidiaries are not presented because management believes these financial statements would not provide relevant material additional information to users.

                       UNITED DOMINION INDUSTRIES LIMITED

         Notes to Consolidated Financial Statements, Restated (note 2)

                        December 31, 1999, 1998 and 1997

                     (Amounts in Thousands of U.S. Dollars)


CONSOLIDATING STATEMENTS OF INCOME AND CASH FLOWS

                                                                            Year ended December 31, 1999
                                                    ------------------------------------------------------------------------------

                                                       United      United       United
                                                      Dominion    Dominion     Dominion       Non-
                                                     Industries   Holdings,   Industries,   Guarantor
                                                       Limited      Inc.         Inc.      Subsidiaries  Eliminations Consolidated
                                                     ----------   --------    -----------  ------------  ------------ ------------
RESULTS OF OPERATIONS
Sales                                                $  26,101   $      --   $ 416,810       $1,731,848   $ (26,421)  $2,148,338

Costs and expenses
   Cost of sales                                        20,603          --     294,851        1,196,986     (26,421)   1,486,019
   Selling, general and administrative expenses          6,256          --      72,364          368,963          --      447,583
   Restructuring charges                                    --          --       3,881           11,470          --       15,351
                                                     ---------------------------------------------------------------------------
      Total costs and expenses                          26,859          --     371,096        1,577,419     (26,421)   1,948,953
                                                     ---------------------------------------------------------------------------

Operating income (loss)                                   (758)         --      45,714          154,429          --      199,385

Other income (expense)
   Equity in earnings of subsidiaries                   93,563      52,130      58,615               --    (204,308)          --
   Interest - net                                      (10,890)         --     (54,553)          25,265          --      (40,178)
   Other                                                    --          --       4,449           (1,373)     (4,576)      (1,500)
                                                     ---------------------------------------------------------------------------
Income before income taxes
   and goodwill charges                                 81,915      52,130      54,225          178,321    (208,884)     157,707

Income tax provision                                     7,077          --       3,098          (59,156)      1,830      (47,151)
                                                     ---------------------------------------------------------------------------

Income before goodwill charges                          88,992      52,130      57,323          119,165    (207,054)     110,556

Goodwill charges, net of income tax benefit                (82)         --      (2,826)         (18,738)         --      (21,646)
                                                     ---------------------------------------------------------------------------

Net income                                           $  88,910   $  52,130   $  54,497       $  100,427   $(207,054)  $   88,910
                                                     ===========================================================================

CASH FLOWS
Cash provided by (used in) operating activities      $ (14,990)  $      --   $ (35,626)      $  230,609   $      --   $  179,993
                                                     ---------------------------------------------------------------------------

Cash used by investing activities
   Additions to fixed assets                              (593)         --     (15,332)         (45,353)         --      (61,278)
   Acquisition of businesses                           (22,339)         --     (22,031)        (111,046)         --     (155,416)
   Other, net                                             (724)         --       2,036          (12,138)         --      (10,826)
                                                     ---------------------------------------------------------------------------

                                                       (23,656)         --     (35,327)        (168,537)         --     (227,520)
                                                     ---------------------------------------------------------------------------

Cash provided from (used by) financing activities
   Additional borrowings (repayments)                   (3,600)         --     105,079          (17,370)         --       84,109
   Repurchase of common shares                         (38,476)         --          --               --          --      (38,476)
   Increase (decrease) in net payable to affiliates     15,259          --     (39,344)          24,085          --           --
   Dividends (to) from affiliates                       79,486          --          --          (79,486)         --           --
   Other, net                                          (12,621)         --          --               --          --      (12,621)
                                                     ---------------------------------------------------------------------------

                                                        40,048          --      65,735          (72,771)         --       33,012
                                                     ---------------------------------------------------------------------------

Net increase (decrease) in cash during the year          1,402          --      (5,218)         (10,699)         --      (14,515)
Cash at beginning of year                                  107          97      12,958          110,293                  123,455
                                                     ---------------------------------------------------------------------------

Cash at end of year                                  $   1,509   $      97   $   7,740       $   99,594   $      --   $  108,940
                                                     ===========================================================================

                       UNITED DOMINION INDUSTRIES LIMITED

         Notes to Consolidated Financial Statements, Restated (note 2)

                        December 31, 1999, 1998 and 1997

                     (Amounts in Thousands of U.S. Dollars)


CONSOLIDATING STATEMENTS OF INCOME AND CASH FLOWS


                                                                           Year ended December 31, 1998
                                                     -----------------------------------------------------------------------------

                                                       United      United       United
                                                      Dominion    Dominion     Dominion       Non-
                                                     Industries   Holdings,   Industries,   Guarantor
                                                       Limited      Inc.         Inc.      Subsidiaries  Eliminations Consolidated
                                                     ----------   --------    -----------  ------------  ------------ ------------
RESULTS OF OPERATIONS
Sales                                                   $      --   $      --   $ 392,154   $1,638,545   $ (10,325)  $2,020,374

Costs and expenses
     Cost of sales                                             --          --     275,332    1,136,795     (10,325)   1,401,802
     Selling, general and administrative expenses           2,975          --      70,474      354,014       2,128      429,591
     Restructuring charges                                     --          --       8,637        7,699          --       16,336
                                                     ---------------------------------------------------------------------------
        Total costs and expenses                            2,975          --     354,443    1,498,508      (8,197)   1,847,729
                                                     ---------------------------------------------------------------------------

Operating income (loss)                                    (2,975)         --      37,711      140,037      (2,128)     172,645

Other income (expense)
     Equity in earnings of subsidiaries                   111,474      72,440      75,406           --    (259,320)          --
     Interest - net                                        (9,071)         --     (53,065)      26,386          --      (35,750)
     Gain on sale of business                                  --          --          --       11,285          --       11,285
     Other                                                 (5,000)         --       5,583        1,680      (9,115)      (6,852)
                                                     ---------------------------------------------------------------------------
Income before income taxes
     and goodwill charges                                  94,428      72,440      65,635      179,388    (270,563)     141,328

Income tax provision                                        5,262          54       3,383      (36,492)      3,646      (24,147)
                                                     ---------------------------------------------------------------------------

Income before goodwill charges                             99,690      72,494      69,018      142,896    (266,917)     117,181

Goodwill charges, net of income tax benefit                    (2)         --      (2,082)     (15,409)         --      (17,493)
                                                     ---------------------------------------------------------------------------

Net income                                              $  99,688   $  72,494   $  66,936   $  127,487   $(266,917)  $   99,688
                                                     ===========================================================================

CASH FLOWS
Cash provided by (used by) operating activities         $     987   $      --   $ (32,144)  $  138,526   $      --   $  107,369
                                                     ---------------------------------------------------------------------------

Cash used by investing activities
     Additions to fixed assets                                 --          --     (18,479)     (33,262)         --      (51,741)
     Acquisition of businesses                            (53,661)         --     (56,284)     (62,236)         --     (172,181)
     Net proceeds from disposal of businesses                  --          --       3,434       21,574          --       25,008
     Other, net                                                --          --      11,636       (9,322)         --        2,314
                                                     ---------------------------------------------------------------------------

                                                          (53,661)         --     (59,693)     (83,246)         --     (196,600)
                                                     ---------------------------------------------------------------------------

Cash provided from financing activities
     Additional borrowings (repayments)                   174,812          --      64,343         (179)         --      238,976
     Repurchase of common shares                          (83,565)         --          --           --          --      (83,565)
     Increase (decrease) in net payable to affiliates     (51,989)         --      25,573       26,416          --           --
     Dividends (to) from affiliates                        40,900          --          --      (40,900)         --           --
     Contibution of capital (to) from affiliates          (19,723)         --          --       19,723          --           --
     Other, net                                            (7,312)         --          --           --          --       (7,312)
                                                     ---------------------------------------------------------------------------

                                                           53,123          --      89,916        5,060          --      148,099
                                                     ---------------------------------------------------------------------------

Net increase (decrease) in cash during the year               449          --      (1,921)      60,340          --       58,868
Cash at beginning of year                                    (342)         97      14,879       49,953                   64,587
                                                     ---------------------------------------------------------------------------

Cash at end of year                                     $     107   $      97   $  12,958   $  110,293   $      --   $  123,455
                                                     ===========================================================================

                       UNITED DOMINION INDUSTRIES LIMITED

         Notes to Consolidated Financial Statements, Restated (note 2)

                        December 31, 1999, 1998 and 1997

                     (Amounts in Thousands of U.S. Dollars)


CONSOLIDATING STATEMENTS OF INCOME AND CASH FLOWS


                                                                             Year ended December 31, 1997
                                                    ------------------------------------------------------------------------------

                                                       United      United       United
                                                      Dominion    Dominion     Dominion       Non-
                                                     Industries   Holdings,   Industries,   Guarantor
                                                       Limited      Inc.         Inc.      Subsidiaries  Eliminations Consolidated
                                                     ----------   --------    -----------  ------------  ------------ ------------
RESULTS OF OPERATIONS
Sales                                                 $      --    $     --   $ 354,151   $ 1,303,876   $  (3,348)    $ 1,654,679

Costs and expenses
    Cost of sales                                            --          --     254,800       917,202      (3,348)      1,168,654
    Selling, general and administrative expenses          3,561          --      82,583       242,127          --         328,271
                                                     -----------------------------------------------------------------------------
       Total costs and expenses                           3,561          --     337,383     1,159,329          --       1,496,925
                                                     -----------------------------------------------------------------------------

Operating income (loss)                                  (3,561)         --      16,768       144,547          --         157,754

Other income (expense)
    Equity in earnings of subsidiaries                  144,063     111,219      61,451            --    (316,733)             --
    Interest - net                                       (4,103)         76     (45,788)       31,271          --         (18,544)
    Other                                                    --          --      12,343           133      (4,776)          7,700
                                                     -----------------------------------------------------------------------------
Income from continuing operations before
    income taxes and goodwill charges                   136,399     111,295      44,774       175,951    (321,509)        146,910
Income tax provision                                      1,579      (1,483)      7,004       (58,538)      1,910         (49,528)
                                                     -----------------------------------------------------------------------------
Income from continuing operations
    before goodwill charges                             137,978     109,812      51,778       117,413    (319,599)         97,382
Goodwill charges, net of income tax benefit                  --          --      (1,741)      (10,751)         --         (12,492)
                                                     -----------------------------------------------------------------------------

Income from continuing operations                       137,978     109,812      50,037       106,662    (319,599)         84,890
                                                     -----------------------------------------------------------------------------

Income from discontinued operations
    Earnings, net of applicable income tax expense           --          --       5,728        (2,640)         --           3,088
    Gain on disposal, net of applicable income
       tax expense                                           --          --      53,086            --          --          53,086
                                                     -----------------------------------------------------------------------------
                                                             --          --      58,814        (2,640)         --          56,174
                                                     -----------------------------------------------------------------------------

Net income                                            $ 137,978   $ 109,812   $ 108,851   $   104,022   $(319,599)    $   141,064
                                                     =============================================================================

CASH FLOWS
Cash provided from (used by) operating activities     $    (586)  $      --   $ (26,910)  $   145,199   $      --     $   117,703
                                                     -----------------------------------------------------------------------------

Cash provided from (used by) investing activities
    Additions to fixed assets                                --          --     (14,831)      (45,765)         --         (60,596)
    Acquisition of businesses                            (3,025)         --     (50,822)     (310,301)         --        (364,148)
    Net proceeds from disposal of businesses             22,039          --     251,402         1,200          --         274,641
    Other, net                                               --          --       8,770        (1,464)         --           7,306
                                                     -----------------------------------------------------------------------------

                                                         19,014          --     194,519      (356,330)         --        (142,797)
                                                     -----------------------------------------------------------------------------

Cash provided from (used by) financing activities
    Additional borrowings (repayments)                  (42,357)         --      87,293         7,198          --          52,134
    Repurchase of common shares                         (56,954)         --          --            --          --         (56,954)
    Increase (decrease) in net payable to affiliates     11,575          70      30,180       (41,825)         --              --
    Dividends (to) from affiliates                      468,825          27    (335,859)     (132,993)         --              --
    Contibution of capital (to) from affiliates        (389,450)         --          --       389,450          --              --
    Other, net                                          (10,633)         --          --            --          --         (10,633)
                                                     -----------------------------------------------------------------------------

                                                        (18,994)         97    (218,386)      221,830          --         (15,453)
                                                     -----------------------------------------------------------------------------

Cash used by discontinued operations                         --          --     (60,553)         (582)         --         (61,135)
                                                     -----------------------------------------------------------------------------

Net increase (decrease) in cash during the year            (566)         97    (111,330)       10,117          --        (101,682)
Cash at beginning of year                                   224          --     126,209        39,836          --         166,269
                                                     -----------------------------------------------------------------------------

Cash at end of year                                   $    (342)  $      97   $  14,879   $    49,953   $      --     $    64,587
                                                     =============================================================================

                       UNITED DOMINION INDUSTRIES LIMITED

         Notes to Consolidated Financial Statements, Restated (note 2)

                        December 31, 1999, 1998 and 1997

                     (Amounts in Thousands of U.S. Dollars)


CONSOLIDATING STATEMENTS OF FINANCIAL POSITION


                                                                              As of December 31, 1999
                                                     -----------------------------------------------------------------------------

                                                       United      United       United
                                                      Dominion    Dominion     Dominion       Non-
                                                     Industries   Holdings,   Industries,   Guarantor
                                                       Limited      Inc.         Inc.      Subsidiaries  Eliminations Consolidated
                                                     ----------   --------    -----------  ------------  ------------ ------------
ASSETS
Inventories                                           $   3,583   $      --   $  49,161   $   326,600   $    11,310    $   390,654
Other current assets                                     12,862          97     102,755       431,916       (42,906)       504,724
                                                     -----------------------------------------------------------------------------
          Total current assets
                                                         16,445          97     151,916       758,516       (31,596)       895,378

Fixed assets - net                                        2,926          --     108,533       239,442            --        350,901
Goodwill                                                 18,535          --     132,292       685,670            --        836,497
Intercompany notes receivable                                --          --     126,300       355,460      (481,760)            --
Other assets                                          1,112,408     382,026   1,300,503       529,971    (3,166,109)       158,799
                                                     -----------------------------------------------------------------------------
                                                     $1,150,314   $ 382,123   1,819,544     2,569,059    (3,679,465)     2,241,575
                                                     =============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                                  $    9,767   $  11,416   $ 180,473   $   357,469   $   (38,955)   $   520,170
Long-term debt                                          205,364          --     346,852        39,290            --        591,506
Intercompany notes payable                                   --          --     355,460       126,300      (481,760)            --
Other liabilities                                        15,938          --     571,924        76,333      (453,541)       210,654
                                                        231,069      11,416   1,454,709       599,392      (974,256)     1,322,330
                                                     -----------------------------------------------------------------------------

Shareholders' equity                                    919,245     370,707     364,835     1,969,667    (2,705,209)       919,245
                                                     -----------------------------------------------------------------------------

                                                     $1,150,314   $ 382,123   1,819,544     2,569,059    (3,679,465)     2,241,575
                                                     =============================================================================


                                                                              As of December 31, 1998
                                                     -----------------------------------------------------------------------------

                                                       United      United       United
                                                      Dominion    Dominion     Dominion       Non-
                                                     Industries   Holdings,   Industries,   Guarantor
                                                       Limited      Inc.         Inc.      Subsidiaries  Eliminations Consolidated
                                                     ----------   --------    -----------  ------------  ------------ ------------

ASSETS
Inventories                                          $    1,539   $      --   $  51,624   $   302,858   $    12,821    $   368,842
Other current assets
                                                         18,874          97      84,588       491,949       (54,950)       540,558
                                                     -----------------------------------------------------------------------------
          Total current assets
                                                         20,413          97     136,212       794,807       (42,129)       909,400

Fixed assets - net                                          930          --     106,693       210,230            --        317,853
Goodwill                                                    355          --     120,385       607,610            --        728,350
Intercompany notes receivable                                --          --     117,958       336,560      (454,518)            --
Other assets                                          1,074,535     312,369   1,197,833       572,114    (3,021,797)       135,054
                                                     -----------------------------------------------------------------------------
                                                     $1,096,233   $ 312,466  $1,679,081   $ 2,521,321   $(3,518,444)   $ 2,090,657
                                                     =============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                                  $    8,090   $   1,538   $ 139,932   $   381,534   $   (49,186)   $   481,908
Long-term debt                                          198,780          --     313,544        32,447            --        544,771
Intercompany notes payable                                   --          --     336,560       117,958      (454,518)            --
Other liabilities                                         3,533          --     572,750       113,864      (511,999)       178,148
                                                     -----------------------------------------------------------------------------

                                                        210,403       1,538   1,362,786       645,803    (1,015,703)     1,204,827
                                                     -----------------------------------------------------------------------------

Shareholders' equity                                    885,830     310,928     316,295     1,875,518    (2,502,741)       885,830
                                                     -----------------------------------------------------------------------------

                                                     $1,096,233   $ 312,466  $1,679,081   $ 2,521,321   $(3,518,444)   $ 2,090,657
                                                     =============================================================================

                                    PART III

Item 14.          Exhibits, Financial Statements Schedules, and Reports on Form
                  8-K.

         (a)      Financial Statements

                  Auditors' Report

                  Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Financial Position as of December 31, 1999 and 1998

                  Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

                  Notes to Consolidated Financial Statements

         (b)      Reports on Form 8-K.

                  None

         (c)      Exhibits.


        Exhibit
        Number             Exhibit
        -------            -------

          3.1       -      The Company's Charter as amended (incorporated by
                           reference to Exhibit 3.1 to Registrant's Form 10-K
                           filed March 29, 1991)

          3.2       -      The Company's Bylaws as amended (incorporated by
                           reference to Exhibit 3.2 to Registrant's Form 10-K
                           filed March 29, 1995)

          4.1       -      Description of Registrant's Securities (incorporated
                           by reference to Registrant's Form 8-K filed May 9,
                           1996)

         10.1       -      Amended and Restated United Dominion Industries, Inc.
                           Corporate Annual Incentive Compensation Plan, as
                           approved by shareholders on April 27, 1999
                           (incorporated by reference to Exhibit 10.1 to
                           Registrant's Form 10-K filed March 30, 2000)

         10.1(a)    -      Amended and Restated United Dominion Industries, Inc.
                           Operating Unit Annual Incentive Compensation Plan
                           (incorporated by reference to Exhibit 10.1(a) to
                           Registrant's Form 10-K filed March 30, 2000)

         10.2       -      $450,000,000 Second Amendment and Restatement of the
                           Credit Agreement and Guaranty dated as of July 28,
                           1997 among United Dominion Industries Limited, United
                           Dominion Industries, Inc. and United Dominion
                           Holdings, Inc., as obligors, Royal Bank of Canada, as
                           agent bank, and the bank group named therein
                           (incorporated by reference to Exhibit 10.2 to
                           Registrant's Form 10-K filed March 26, 1998)

         10.3       -      United Dominion Industries, Inc. Compass Plan
                           (Incorporated by reference to Exhibit 4 to
                           Registrant's Form S-8 filed October 3, 1995)

         10.4       -      United Dominion Industries, Inc. Supplemental
                           Executive Retirement Plan (as amended and restated
                           effective January 1, 1999) (incorporated by
                           reference to Exhibit 10.4 to Registrant's Form 10-K
                           filed March 30, 2000)

         10.5       -      Form of United Dominion 1999 Change of Control
                           Agreement with certain executive officers dated on
                           or about March 1, 1999 (incorporated by reference
                           to Exhibit 10.5 to Registrant's Form 10-K filed
                           March 30, 2000)

         10.6       -      United Dominion Industries Limited 1999 Stock
                           Option and Restricted Stock Plan, as approved by
                           shareholders on April 27, 1999 (incorporated by
                           reference to Exhibit 10.6 to Registrant's Form 10-K
                           filed March 30, 2000)

         10.7       -      Amended and Restated United Dominion Industries,
                           Inc. Long-Term Performance Incentive Plan as
                           approved by shareholders on April 27, 1999
                           (incorporated by reference to Exhibit 10.7 to
                           Registrant's Form 10-K filed March 30, 2000)

         10.7(a)    -      Amended and Restated United Dominion Industries, Inc.
                           Operating Unit Long-Term Performance Incentive Plan
                           (incorporated by reference to Exhibit 10.7 to
                           Registrant's Form 10-K filed March 30, 2000)

         10.8       -      United Dominion Industries Restoration Plan for the
                           Salaried Defined Benefit Retirement Plans of United
                           Dominion

                           Industries, Inc. (incorporated by reference to Exhibit 10.8 to Registrant's Form 10-K filed March
                           29, 1996)

         10.9       -      Form of Executive Life Insurance Agreement for
                           executive officers of United Dominion Industries,
                           Inc. (incorporated by reference to Exhibit 10.9 to
                           Registrant's Form 10-K filed March 29, 1996)

         10.10      -      Statements of Policy Cost and Benefit Information for
                           split dollar life insurance policies on the life of
                           W. R. Holland (incorporated by reference to Exhibit
                           10.10 to Registrant's Form 10-K filed March 29, 1996)

         10.11      -      Note Agreement dated September 21, 1992 between the
                           Company, as Issuer, United Dominion Industries, Inc.,
                           as Guarantor, and the several United States insurance
                           companies party thereto, in connection with the
                           Company's issuance of U.S. $75 million 8.25% Senior
                           Notes due 2002 (incorporated by reference to Exhibit
                           10.9 to Registrant's Form 10-K filed March 27, 1993)

         10.12      -      Note Agreement dated December 21, 1993 between United
                           Dominion Industries, Inc., as Issuer, the Registrant,
                           as Guarantor, and the several United States insurance
                           companies party thereto, in connection with the
                           issuance by United Dominion Industries, Inc. of U.S.
                           $117 million 6.80% Senior Notes due 2002
                           (incorporated by reference to Exhibit 10.15 to
                           Registrant's Form 10-K filed March 28, 1994)

         10.13      -      Note Purchase and Private Shelf Facility dated June
                           25, 1995 between United Dominion Industries, Inc., as
                           Issuer, the Registrant, as Guarantor, and the
                           Prudential Insurance Company of America in connection
                           with the issuance by United Dominion Industries, Inc.
                           of U.S. $50 million 7.67% Senior Series A Notes due
                           2007 and the possible issuance of up to U.S. $50
                           million of additional Senior Notes (incorporated by
                           reference to Exhibit 10.13 to Registrant's Form 10-K
                           filed March 29, 1996)

         10.14      -      Amended and Restated Receivables Sale Agreement dated
                           as of January 31, 1995 among United Dominion
                           Industries, Inc., as Seller and Collection Agent,
                           Asset Securitization Cooperative Corporation, as
                           Purchaser, and Canadian Imperial Bank of Commerce, as
                           Servicing Agent, in connection with United Dominion
                           Industries, Inc.'s $115 million facility for the
                           on-

                           going sale and collection of trade receivables of certain of its business units (incorporated by reference to Exhibit 10.10 to Registrant's Form 10-K filed March 29, 1995)

         10.16      -      Summary of Terms relating to the consulting
                           arrangements between William W. Stinson and the
                           Registrant (incorporated by reference to Exhibit
                           10.16 to Registrant's Form 10-K filed March 26,
                           1998)

         10.17      -      Letter Agreement dated February 16, 1996 between
                           William R. Holland and the Registrant granting Mr.
                           Holland restricted common shares (incorporated by
                           reference to Exhibit 10.17 to Registrant's Form 10-K
                           filed March 26, 1998)

         10.18      -      Letter Agreement dated April 28, 1999 between William
                           R. Holland and the Registrant relating to the
                           application to Mr. Holland of the Registrant's
                           Supplemental Executive Retirement Plan (incorporated
                           by reference to Exhibit 10.18 to Registrant's Form
                           10-K filed March 30, 2000)

         10.18(a)   -      Letter Agreement dated November 30, 1999 between
                           William R. Holland and the Registrant relating to the
                           application to Mr. Holland of the Registrant's
                           Supplemental Executive Retirement Plan (incorporated
                           by reference to Exhibit 10.18(a) to Registrant's Form
                           10-K filed March 30, 2000)

         10.19      -      Note Purchase Agreement dated as of May 1, 1998 among
                           United Dominion Industries, Inc., as Issuer, United
                           Dominion Holdings, Inc. and the Registrant, as
                           Guarantors, and the several United States insurance
                           companies party thereto, in connection with the
                           Company's issuance of U.S. $110 million 6.64% Senior
                           Notes, Series 1998-A due 2008 (incorporated by
                           reference to Exhibit 10.19 to Registrant's Form 10-K
                           filed March 26, 1999)

         13         -      Portions of the Company's Annual Report to
                           Shareholders for the year ended December 31, 1999
                           that are expressly incorporated by reference into
                           this Form 10-K (incorporated by reference to Exhibit
                           13 to Registrant's Form 10-K filed March 30, 2000)

         21         -      Subsidiaries of United Dominion Industries Limited
                           (incorporated by reference to Exhibit 21 to
                           Registrant's Form 10-K filed March 30, 2000)



       *23.1        -      Consent of KPMG LLP

        24(a)       -      Power of Attorney of D. N. Boyce dated February 11,
                           2000 (incorporated by reference to Exhibit 24(a) to
                           Registrant's Form 10-K filed March 30, 2000)

        24(b)       -      Power of Attorney of H. Buerger dated February 11,
                           2000 (incorporated by reference to Exhibit 24(b) to
                           Registrant's Form 10-K filed March 30, 2000)

        24(c)       -      Power of Attorney of J. E. Courtney dated February
                           11, 2000 (incorporated by reference to Exhibit 24(c)
                           to Registrant's Form 10-K filed March 30, 2000)

        24(d)       -      Power of Attorney of P. A. Crossgrove dated February
                           11, 2000 (incorporated by reference to Exhibit 24(d)
                           to Registrant's Form 10-K filed March 30, 2000)

        24(e)       -      Power of Attorney of R. S. Dickson dated February 11,
                           2000 (incorporated by reference to Exhibit 24(e) to
                           Registrant's Form 10-K filed March 30, 2000)

        24(f)       -      Power of Attorney of J. A. Drummond dated February
                           11, 2000 (incorporated by reference to Exhibit 24(f)
                           to Registrant's Form 10-K filed March 30, 2000)

        24(g)       -      Power of Attorney of J. A. Grant dated February 11,
                           2000 (incorporated by reference to Exhibit 24(g) to
                           Registrant's Form 10-K filed March 30, 2000)

        24(h)       -      Power of Attorney of R. C. King, Jr. dated February
                           11, 2000 (incorporated by reference to Exhibit 24(h)
                           to Registrant's Form 10-K filed March 30, 2000)

        24(i)       -      Power of Attorney of J. T. Mayberry dated February
                           11, 2000 (incorporated by reference to Exhibit 24(i)
                           to Registrant's Form 10-K filed March 30, 2000)

        24(j)       -      Power of Attorney of H. A. Nurkin dated February 11,
                           2000 (incorporated by reference to Exhibit 24(j) to
                           Registrant's Form 10-K filed March 30, 2000)

        24(k)       -      Power of Attorney of D. D. Ruffin dated February 11,
                           2000 (incorporated by reference to Exhibit 24(k) to
                           Registrant's Form 10-K filed March 30, 2000)

        24(l)       -      Power of Attorney of W. W. Stinson dated February 11,
                           2000 (incorporated by reference to Exhibit 24(l) to
                           Registrant's Form 10-K filed March 30, 2000)

        24(m)       -      Power of Attorney of G. S. Taylor dated February 11,
                           2000 (incorporated by reference to Exhibit 24(m) to
                           Registrant's Form 10-K filed March 30, 2000)

        99          -      Management Proxy Circular/Proxy Statement dated March
                           22, 2000 in connection with the Annual and Special
                           Meeting of Shareholders of United Dominion Industries
                           Limited to be held on April 25, 2000 (incorporated by
                           reference to Exhibit 99 to Registrant's Form 10-K
                           filed March 30, 2000)



*Included herewith. The exhibits not so included are incorporated herein by reference to the exhibits to the prior filings indicated in parentheses. Each included exhibit is to be deemed "filed" herewith except Exhibit 99, the Company's Management Proxy Circular/Proxy Statement dated March 22, 2000, which is furnished herewith for information purposes and not deemed "filed".

**The Registrant is a foreign private issuer and accordingly has not included financial data schedules.

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS


- Amended and Restated United Dominion Industries, Inc. Corporate Annual Incentive Compensation Plan, as approved by shareholders on April 27, 1999 (Exhibit 10.1 to this Form 10-K/A)

- Amended and Restated United Dominion Industries, Inc. Operating Unit Annual Incentive Compensation Plan (Exhibit 10.1(a) to this Form 10-K/A)

- United Dominion Industries, Inc. Compass Plan effective January 1, 1995 (Exhibit 4 to Registrant's Form S-8 filed October 3, 1995)

- United Dominion Industries, Inc. Supplemental Executive Retirement Plan as amended and restated effective January 1, 1999 (Exhibit 10.4 to this Form 10-K/A)

- Form of United Dominion 1999 Change in Control Agreement effective March 1, 1999 (Exhibit 10.5 to this Form 10-K/A)

- United Dominion Industries Limited Stock Option and Restricted Stock Plan (Revised and Restated), as approved by shareholders on April 27, 1999 (Exhibit 10.6 to this Form 10-K/A)

- Amended and Restated United Dominion Industries, Inc. Long-Term Performance Incentive Plan, as approved by shareholders on April 27, 1999 (Exhibit 10.7 to this Form 10-K/A)

- Amended and Restated United Dominion Industries, Inc. Operating Unit Long-Term Performance Incentive Plan (Exhibit 10.7(a) to this Form 10-K/A)

- United Dominion Industries Restoration Plan for the Salaried Defined Benefit Retirement Plans of United Dominion Industries, Inc. effective January 1, 1995 (Exhibit 10.8 to Registrant's Form 10-K filed March 29,
         1996)

- Form of Executive Life Insurance Agreement for executive officers of United Dominion Industries, Inc. (Exhibit 10.9 to Registrant's Form 10-K filed March 29, 1996)

- Statements of Policy Cost and Benefit Information for split dollar life insurance policies on the life of W. R. Holland (Exhibit 10.10 to Registrant's Form 10-K filed March 29, 1996)

- Letter Agreement dated February 16, 1996 between William R. Holland and the Registrant (Exhibit 10.17 to Registrant's Form 10-K filed March 26,
         1998)

- Letter Agreement dated April 28, 1999 between William R. Holland and the Registrant relating to the application to Mr. Holland of the Registrant's Supplemental Executive Retirement Plan (Exhibit 10.18 to this Form 10-K/A)

- Letter Agreement dated November 30, 1999 between William R. Holland and the Registrant relating to the application to Mr. Holland of the Registrant's Supplemental Executive Retirement Plan (Exhibit 10.18(a) to this Form 10-K/A)

         (d)      Financial Statement Schedules.

         Schedule II - Allowance for Doubtful Accounts

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




                                          /s/ KPMG LLP
                                          Chartered Accountants




Toronto, Canada
January 28, 2000

                       UNITED DOMINION INDUSTRIES LIMITED

                  SCHEDULE II - ALLOWANCE FOR DOUBTFUL ACCOUNTS

                  Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)



                                      Balance,        Additions                                          Balance,
                                      beginning       charged to      Write-off of                       end of
Description                           of year         income          receivables       Other (1)        year
-----------                           ---------       ----------      ------------      ---------        --------

1999:

Reserve deducted from assets:
 Allowance for doubtful
 accounts .......................      $10,725          $2,306          $(2,450)          $(935)          $ 9,646
                                       =======          ======          =======           =====           =======

1998:

Reserve deducted from assets:
 Allowance for doubtful
 accounts .......................      $10,114          $1,991          $(1,358)          $  22           $10,725
                                       =======          ======          =======           =====           =======

1997:

Reserve deducted from assets:
 Allowance for doubtful
 accounts .......................      $ 9,919          $4,104          $(3,156)          $(753)          $10,114
                                       =======          ======          =======           =====           =======


(1) In 1997, relates primarily to the sale of Varco-Pruden, Windsor Door and Centria partially offset by the acquisition of Core Industries.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 12, 2000

                          UNITED DOMINION INDUSTRIES LIMITED


                          By:  /s/  William Dries
                               ----------------------------------
                               William Dries
                               Senior Vice President and Chief Financial Officer


                          By:  /s/ Richard L. Magee
                               ----------------------------------
                               Richard L. Magee
                               Vice President and Secretary

                                  EXHIBIT INDEX


Exhibit No.                  Exhibit
-----------                  -------

23.1                         Consent of KPMG LLP