Form 10-Q
period 2000-03-31
UNITED DOMINION INDUSTRIES LIMITED
filed 2000-05-15
CIK 29590

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2000
                                     --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934


Commission file number                1-8585
                      ---------------------------------------------------------

                       UNITED DOMINION INDUSTRIES LIMITED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Canada                                    98-0125322
-------------------------------         --------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

         2300 One First Union Center, Charlotte, North Carolina  28202
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  704-347-6800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    [X]     No [ ]

Common Shares without par value outstanding as of March 31, 2000: 39,122,355 shares.

               UNITED DOMINION INDUSTRIES LIMITED AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                      Page No.
                                                                                                      --------
Part I.            Financial Information

Item 1.           Condensed Financial Statements

                  Unaudited Consolidated Statements of                                                  3
                  Income for the Quarters Ended
                  March 31, 2000 and 1999

                  Unaudited Consolidated Statements of Cash                                             4
                  Flows for the Quarters Ended
                  March 31, 2000 and 1999

                  Unaudited Consolidated Statements of                                                  5
                  Financial Position as of March
                  31, 2000 and December 31, 1999

                  Unaudited Consolidated Statements of                                                  6
                  Retained Earnings for the Quarter Ended
                  March 31, 2000 and the Year Ended
                  December 31, 1999

                  Notes to Financial Statements                                                         7-12


Item 2.           Management's Discussion and Analysis of                                               13-16
                  Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures
                  About Market Risk                                                                     17

Part II.          Other Information

Item 1.           Legal Proceedings                                                                     17

Item 4.           Submission of Matters to a Vote of                                                    18
                  Security Holders

Item 6.           Exhibits and Reports on Form 8-K                                                      18

                  Signatures                                                                            19

UNITED DOMINION INDUSTRIES LIMITED

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

For the Quarters Ended March 31, 2000 and 1999
(Stated in Thousands of U.S. Dollars)

                                                                            Quarters Ended
-------------------------------------------------------------------------------------------------
                                                                        Mar. 31,       Mar. 31,
                                                                          2000           1999
                                                                                      (Restated)
-------------------------------------------------------------------------------------------------
Sales                                                                  $ 558,503       $ 478,404
-------------------------------------------------------------------------------------------------

Costs and expenses
     Cost of sales                                                       392,100         336,765
     Restructuring charges - inventory                                       570              --
-------------------------------------------------------------------------------------------------
         Total cost of sales                                             392,670         336,765
     Selling, general and administrative expenses                        128,655         105,900
     Restructuring charges - other                                         3,400              --
-------------------------------------------------------------------------------------------------

         Total costs and expenses                                        524,725         442,665
-------------------------------------------------------------------------------------------------

Operating income                                                          33,778          35,739

Other expense
     Interest -- net                                                     (12,353)         (9,295)
     Other                                                                (3,648)             --
-------------------------------------------------------------------------------------------------

Income before income taxes and goodwill amortization                      17,777          26,444

Income tax provision                                                      (4,808)         (8,472)
-------------------------------------------------------------------------------------------------
Income before goodwill amortization                                       12,969          17,972

Goodwill amortization, net of applicable tax benefit of
     $369 in 2000 and $330 in 1999                                        (5,726)         (4,630)
-------------------------------------------------------------------------------------------------

Net income                                                             $   7,243       $  13,342
=================================================================================================


Earnings per common share
     Income before goodwill amortization                               $    0.33       $    0.45
=================================================================================================
     Net income                                                        $    0.19       $    0.33
=================================================================================================

Average common shares outstanding (thousands)                             39,091          40,331
=================================================================================================


See accompanying notes.

UNITED DOMINION INDUSTRIES LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

For the Quarters Ended March 31, 2000 and 1999
(Stated in Thousands of U.S. Dollars)

                                                                          2000            1999
                                                                                      (Restated)
-------------------------------------------------------------------------------------------------
Cash provided from (used by) operating activities
     Net income                                                        $   7,243       $  13,342
     Add (deduct) items not affecting cash
        Depreciation                                                      12,739          11,755
        Amortization                                                       8,049           6,227
        Deferred income taxes                                               (547)            407
        Other                                                                346             345
     Net increase in working capital other than cash                     (85,927)        (22,672)
     Asset securitization                                                 (4,200)          3,900
-------------------------------------------------------------------------------------------------
                                                                         (62,297)         13,304
-------------------------------------------------------------------------------------------------

Cash used by investing activities
     Additions to fixed assets                                           (12,458)         (9,572)
     Acquisition of businesses                                           (77,989)        (12,052)
     Proceeds from other assets                                            3,800           1,076
     Other                                                                  (640)           (455)
-------------------------------------------------------------------------------------------------
                                                                         (87,287)        (21,003)
-------------------------------------------------------------------------------------------------

Cash provided from (used by) financing activities
     Additional borrowings                                               163,249          42,998
     Repayments of borrowings                                            (54,585)        (26,577)
     Issuance of common stock                                                160             175
     Repurchase of common stock                                               --         (16,477)
     Dividends                                                            (3,519)         (3,615)
-------------------------------------------------------------------------------------------------
                                                                         105,305          (3,496)
-------------------------------------------------------------------------------------------------

Decrease in cash during the period                                       (44,279)        (11,195)
Cash at beginning of year                                                108,940         123,455
-------------------------------------------------------------------------------------------------
Cash at end of period                                                  $  64,661       $ 112,260
=================================================================================================


See accompanying notes.

UNITED DOMINION INDUSTRIES LIMITED

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
--------------------------------------------------------------------------------

As of March 31, 2000 and December 31, 1999
(Stated in Thousands of U.S. Dollars)

                                                                         Mar. 31,          Dec. 31,
                                                                           2000              1999
                                                                                          (Restated)
-----------------------------------------------------------------------------------------------------
Current assets
     Cash and short-term investments                                   $    64,661       $   108,940
     Accounts and notes receivable                                         363,419           334,398
     Inventories @                                                         423,131           390,654
     Other current assets                                                   68,735            64,136
-----------------------------------------------------------------------------------------------------
         Total current assets                                              919,946           898,128

Fixed assets                                                               354,907           350,901
Goodwill                                                                   890,007           836,497
Other intangible assets                                                     43,307            43,547
Other assets                                                                99,564           101,110
-----------------------------------------------------------------------------------------------------
                                                                       $ 2,307,731       $ 2,230,183
=====================================================================================================
Current liabilities
     Notes payable to banks                                            $    86,490       $   103,544
     Current portion of long-term debt                                      45,893            46,082
     Accounts payable                                                      181,062           169,362
     Accrued liabilities                                                   158,857           192,618
     Customer advances                                                      13,902            15,440
-----------------------------------------------------------------------------------------------------
         Total current liabilities                                         486,204           527,046

Long-term debt                                                             713,303           591,506
Other liabilities                                                          209,870           209,299
-----------------------------------------------------------------------------------------------------
                                                                         1,409,377         1,327,851
-----------------------------------------------------------------------------------------------------

Shareholders' equity
     Common shares                                                         538,571           537,355
     Contributed surplus                                                     4,310             4,283
     Retained earnings                                                     407,948           404,224
-----------------------------------------------------------------------------------------------------
                                                                           950,829           945,862
     Equity adjustment from foreign currency translation                   (52,475)          (43,530)
-----------------------------------------------------------------------------------------------------
         Total shareholders' equity                                        898,354           902,332
-----------------------------------------------------------------------------------------------------
                                                                       $ 2,307,731       $ 2,230,183
=====================================================================================================

@ Inventories consist of:
         Raw materials                                                 $   134,958       $   131,444
         Work-in-process                                                   115,211           101,122
         Finished goods                                                    172,962           158,088
-----------------------------------------------------------------------------------------------------
                                                                       $   423,131       $   390,654
=====================================================================================================


See accompanying notes.

UNITED DOMINION INDUSTRIES LIMITED

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
--------------------------------------------------------------------------------

For the Quarter Ended March 31, 2000 and the Year Ended December 31,1999 (Stated in Thousands of U.S. Dollars)

                                                                        Mar. 31,        Dec. 31,
                                                                          2000            1999
                                                                                       (Restated)
-------------------------------------------------------------------------------------------------
Balance at beginning of period                                         $ 404,224       $ 346,467
Net income                                                                 7,243          86,326
Dividends                                                                 (3,519)        (14,158)
Buyback of common shares                                                      --         (14,411)
-------------------------------------------------------------------------------------------------
Balance at end of period                                               $ 407,948       $ 404,224
=================================================================================================


See accompanying notes.

UNITED DOMINION INDUSTRIES LIMITED

NOTES TO FINANCIAL STATEMENTS
(STATED IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

1. New accounting guidelines issued in Canada require accruing the cost of providing postretirement health care benefits during the years that the employee renders the necessary service. The company had previously recorded health care benefits on a "pay-as-you-go" basis. Additionally, the new guidelines require that for purposes of determining the pension liability, the discount rate must be based on current bond market yields rather than management's best estimate of the plan's long-term returns. The company has elected to retroactively adopt this new standard. The 1999 consolidated statements of income, cash flows and financial position and the accompanying 1999 segment results have been restated to reflect the retroactive application of the new rules.

         For the quarter ended March 31, 1999, the adoption resulted in a decrease in net income of $645, or $.02 per share. At December 31, 1999 the adoption resulted in increases in other current assets of $2,750 and accrued liabilities of $6,876 and decreases in other (non-current) assets of $14,142, other (non-current) liabilities of $1,355 and retained earnings of $16,913.

2. The company recorded restructuring charges totaling $3,970 during the quarter ended March 31, 2000 as part of its initiative to improve operations. This initiative included consolidating operations and plant moves. Other expense included a $3,648 charge resulting from an unfavorable tax ruling.

3.       Information about the company's operating segments is as follows:

                                                                           Quarters Ended
                                                                             March 31,
                                                                      ------------------------
                                                                         2000          1999
                                                                                    (Restated)
                                                                       --------     ----------
Sales
   Flow Technology                                                     $254,856      $227,969
   Machinery                                                             97,136        89,317
   Specialty Engineered Products                                        124,577        86,520
   Test Instrumentation                                                  81,934        74,598
                                                                       --------      --------
                                                                       $558,503      $478,404
                                                                       ========      ========

Segment Profit
   Flow Technology                                                     $ 12,997      $ 19,356
   Machinery                                                              6,812         4,049
   Specialty Engineered Products                                         13,211         9,455
   Test Instrumentation                                                   2,333         5,402
                                                                       --------      --------
                                                                       $ 35,353      $ 38,262
                                                                       ========      ========

Reconciliation of Segment Profit
   to Net Income
   Segment profit                                                      $ 35,353      $ 38,262
   Corporate expenses                                                    (5,664)       (5,469)
   Interest - net                                                       (12,353)       (9,295)
   Other expense                                                         (5,654)       (2,014)
                                                                       --------      --------
   Income before income taxes                                            11,682        21,484
   Income taxes                                                          (4,439)       (8,142)
                                                                       --------      --------
   Net income                                                          $  7,243      $ 13,342
                                                                       ========      ========

UNITED DOMINION INDUSTRIES LIMITED

NOTES TO FINANCIAL STATEMENTS
(STATED IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------


4. In the opinion of management, these financial statements reflect all adjustments necessary for the fair statement of results of the interim periods presented. Certain prior year amounts have been reclassified to conform with current year presentation.

         Generally accepted accounting principles (GAAP) in Canada allow for the reduction of stated capital of outstanding common shares with a corresponding offset to retained earnings. This reclassification, which the company made in 1990, is not permitted by United States GAAP and would result in an increase in capital stock and a reduction in retained earnings of $128,093 at March 31, 2000 and December 31, 1999. Canadian GAAP also permits expenses related to the issuance of capital stock, net of income taxes, to be deducted from retained earnings while United States GAAP requires such expenses to be deducted from the proceeds of stock issuances credited to capital stock. This reclassification would reduce capital stock and increase retained earnings by $20,905 at March 31, 2000 and December 31, 1999.

         Canadian GAAP allows for the capitalization and subsequent amortization of start-up costs for new facilities and joint ventures. United States GAAP requires the expensing of these costs as incurred.

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

                                                                           Quarters Ended
                                                                              March 31,
                                                                       ----------------------
                                                                         2000          1999
                                                                       --------      --------
Net income:
   Canadian GAAP                                                       $  7,243      $ 13,342
   United States GAAP                                                     7,319        12,416

Weighted average shares
   outstanding (000's)
   Canadian GAAP                                                         39,091        40,331
      Less restricted stock outstanding                                    (199)         (184)
                                                                       --------      --------
   United States GAAP - Basic                                            38,892        40,147
      Effect of dilutive securities
         Restricted stock                                                   199           184
         Employee stock options                                              81           120
                                                                       --------      --------
   United States GAAP - Diluted                                          39,172        40,451
                                                                       ========      ========

Net earnings per share:
   Canadian GAAP                                                       $   0.19      $   0.33
                                                                       ========      ========

   United States GAAP - Basic                                          $   0.19      $   0.31
                                                                       ========      ========

   United States GAAP - Diluted                                        $   0.19      $   0.31
                                                                       ========      ========

UNITED DOMINION INDUSTRIES LIMITED

NOTES TO FINANCIAL STATEMENTS
(STATED IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

         The application of United States GAAP discussed above would result in an increase in common shares of approximately $107,000 and decreases in accrued liabilities of approximately $1,000, goodwill of approximately $2,000, other (non-current) assets of approximately $1,000 and retained earnings of approximately $109,000 as of March 31, 2000.

         United States GAAP requires reporting on comprehensive income which is defined as the change in equity of a company from transactions and other events from nonowner sources. The difference between net income and comprehensive income for the company arises from currency translation adjustments. Income taxes have not been provided on currency translation adjustments because the net assets invested in the company's foreign operations are considered to be permanently invested. For the three months ended March 31, 2000 and 1999, comprehensive income (loss) totaled ($1,626) and $13,653, respectively.

5. United Dominion Industries Limited and its wholly owned subsidiary, United Dominion Holdings, Inc., are guarantors of certain senior debt issued by United Dominion Industries, Inc. The following is summarized condensed consolidating financial information segregating the parent and guarantor subsidiaries from nonguarantor subsidiaries. The guarantor subsidiaries are wholly owned subsidiaries of the company and guarantees are full, unconditional and joint and several. Separate financial statements and other disclosures of the guarantor subsidiaries are not presented because management believes these financial statements would not provide relevant material additional information to users.

United Dominion Industries Limited

Notes to Financial Statements
(Stated in Thousands of U.S. Dollars)
--------------------------------------------------------------------------------

                                                                              Quarter Ended March 31, 2000
                                                     -----------------------------------------------------------------------------

                                                       United      United       United
                                                      Dominion    Dominion     Dominion       Non-
                                                     Industries   Holdings,   Industries,   Guarantor
RESULTS OF OPERATIONS                                  Limited      Inc.         Inc.      Subsidiaries  Eliminations Consolidated
                                                     ----------   --------    -----------  ------------  ------------ ------------
Sales                                                 $ 10,734    $    --      $ 111,802    $ 444,480      $ (8,513)   $ 558,503

Costs and expenses
       Cost of sales                                     8,462         --         80,856      311,865        (8,513)     392,670
       Selling, general and administrative expenses      1,564         --         25,607      101,484            --      128,655
       Restructuring charges                                --         --             --        3,400            --        3,400
                                                     -----------------------------------------------------------------------------

            Total costs and expenses                    10,026         --        106,463      416,749        (8,513)     524,725
                                                     -----------------------------------------------------------------------------

Operating income                                           708         --          5,339       27,731            --       33,778

Other income (expense)
       Equity in earnings of subsidiaries                9,214     (2,162)         9,771           --       (16,823)          --
       Interest - net                                   (2,675)        --        (15,874)       6,196            --      (12,353)
       Other                                                --         --         (2,464)          56        (1,240)      (3,648)
                                                     -----------------------------------------------------------------------------

Income (loss) before income taxes
       and goodwill amortization                         7,247     (2,162)        (3,228)      33,983       (18,063)      17,777

Income tax provision                                        78         --            651       (6,033)          496       (4,808)
                                                     -----------------------------------------------------------------------------

Income (loss) before goodwill amortization               7,325     (2,162)        (2,577)      27,950       (17,567)      12,969

Goodwill amortization, net of income tax benefit           (82)        --           (731)      (4,913)           --       (5,726)
                                                     -----------------------------------------------------------------------------

Net income (loss)                                     $  7,243    $(2,162)     $  (3,308)   $  23,037      $(17,567)   $   7,243
                                                     =============================================================================


                                                                              Quarter Ended March 31, 1999
                                                     -----------------------------------------------------------------------------

                                                       United      United       United
                                                      Dominion    Dominion     Dominion       Non-
                                                     Industries   Holdings,   Industries,   Guarantor
                                                       Limited      Inc.         Inc.      Subsidiaries  Eliminations Consolidated
                                                     ----------   --------    -----------  ------------  ------------ ------------
Sales                                                 $  3,979    $    --      $  95,367    $ 384,084      $ (5,026)   $ 478,404

Costs and expenses
       Cost of sales                                     3,216         --         67,527      271,048        (5,026)     336,765
       Selling, general and administrative expenses        913         --         21,906       83,081                    105,900
                                                     -----------------------------------------------------------------------------

            Total costs and expenses                     4,129         --         89,433      354,129        (5,026)     442,665
                                                     -----------------------------------------------------------------------------

Operating income (loss)                                   (150)        --          5,934       29,955            --       35,739

Other income (expense)
       Equity in earnings of subsidiaries               15,551      5,598          4,817           --       (25,966)          --
       Interest - net                                   (2,517)        --         (8,913)       2,135                     (9,295)
       Other                                                --         --          1,680          423        (2,103)          --
                                                     -----------------------------------------------------------------------------

Income before income taxes
       and goodwill amortization                        12,884      5,598          3,518       32,513       (28,069)      26,444

Income tax provision                                       460         --            884      (10,657)          841       (8,472)
                                                     -----------------------------------------------------------------------------

Income before goodwill amortization                     13,344      5,598          4,402       21,856       (27,228)      17,972

Goodwill amortization, net of income tax benefit            (2)        --           (665)      (3,963)           --       (4,630)
                                                     -----------------------------------------------------------------------------

Net income                                            $ 13,342    $ 5,598      $   3,737    $  17,893      $(27,228)   $  13,342
                                                     =============================================================================

United Dominion Industries Limited

Notes to Financial Statements
(Stated in Thousands of U.S. Dollars)
--------------------------------------------------------------------------------

                                                                               Quarter Ended March 31, 2000
                                                     -----------------------------------------------------------------------------
                                                       United      United       United
                                                      Dominion    Dominion     Dominion       Non-
                                                     Industries   Holdings,   Industries,   Guarantor
CASH FLOWS                                             Limited      Inc.         Inc.      Subsidiaries  Eliminations Consolidated
                                                     ----------   --------    -----------  ------------  ------------ ------------

Net cash provided by (used in) operating activities   $    258    $    --      $  10,316    $ (72,871)     $     --    $ (62,297)
                                                     -----------------------------------------------------------------------------

Net cash used by investing activities
      Additions to fixed assets                         (1,074)        --         (4,104)      (7,280)           --      (12,458)
      Acquisition of businesses                             --         --        (77,989)          --            --      (77,989)
      Other, net                                          (401)        --           (111)       3,672            --        3,160
                                                     -----------------------------------------------------------------------------

                                                        (1,475)        --        (82,204)      (3,608)           --      (87,287)
                                                     -----------------------------------------------------------------------------

Net cash provided from financing activities
      Additional borrowings (repayments)               (20,012)        --        127,493        1,183            --      108,664
      Increase (decrease) in net payable to affiliates  (7,600)        --        (61,429)      69,029            --           --
      Dividends (to) from affiliates                    34,289         --             --      (34,289)           --           --
      Other, net                                        (3,359)        --             --           --            --       (3,359)
                                                     -----------------------------------------------------------------------------
                                                         3,318         --         66,064       35,923            --      105,305
                                                     -----------------------------------------------------------------------------

Net increase (decrease) in cash during the period        2,101         --         (5,824)     (40,556)           --      (44,279)
Cash at beginning of period                              1,509         97          7,740       99,594                    108,940
                                                     -----------------------------------------------------------------------------

Cash at end of period                                 $  3,610    $    97      $   1,916    $  59,038      $     --    $  64,661
                                                     =============================================================================


                                                                             Quarter Ended March 31, 1999
                                                     -----------------------------------------------------------------------------
                                                       United      United       United
                                                      Dominion    Dominion     Dominion       Non-
                                                     Industries   Holdings,   Industries,   Guarantor
                                                       Limited      Inc.         Inc.      Subsidiaries  Eliminations Consolidated
                                                     ----------   --------    -----------  ------------  ------------ ------------

Net cash provided by (used in) operating activities   $    564    $    --      $  24,252    $ (11,512)     $     --    $  13,304
                                                     -----------------------------------------------------------------------------

Net cash used by investing activities
      Additions to fixed assets                            (75)        --         (2,982)      (6,515)           --       (9,572)
      Acquisition of businesses                             --         --        (10,256)      (1,796)           --      (12,052)
      Other, net                                            --         --             --          621            --          621
                                                     -----------------------------------------------------------------------------

                                                           (75)        --        (13,238)      (7,690)           --      (21,003)
                                                     -----------------------------------------------------------------------------

Net cash provided from (used by) financing activities
      Additional borrowings (repayments)               (15,845)        --         35,754       (3,488)           --       16,421
      Repurchase of common shares                      (16,477)        --             --           --            --      (16,477)
      Increase (decrease) in net payable to affiliates   5,190         --        (41,157)      35,967            --           --
      Dividends (to) from affiliates                    34,300         --             --      (34,300)           --           --
      Other, net                                        (3,440)        --             --           --            --       (3,440)
                                                     -----------------------------------------------------------------------------

                                                         3,728         --         (5,403)      (1,821)           --       (3,496)
                                                     -----------------------------------------------------------------------------

Net increase (decrease) in cash during the period        4,217         --          5,611      (21,023)           --      (11,195)
Cash at beginning of period                                107         97         12,958      110,293                    123,455
                                                     -----------------------------------------------------------------------------

Cash at end of period                                 $  4,324    $    97      $  18,569    $  89,270      $     --    $ 112,260
                                                     =============================================================================

United Dominion Industries Limited

Notes to Financial Statements
(Stated in Thousands of U.S. Dollars)
--------------------------------------------------------------------------------

                                                                               As of March 31, 2000
                                                --------------------------------------------------------------------------------
                                                  United       United        United
                                                 Dominion     Dominion      Dominion       Non-
                                                Industries    Holdings,    Industries,   Guarantor
                                                  Limited       Inc.          Inc.      Subsidiaries  Eliminations  Consolidated
                                                ----------    ---------    -----------  ------------  ------------  ------------
                ASSETS
Inventories                                     $    3,984    $      --    $   53,622   $   354,385    $    11,140    $  423,131
Accounts and notes receivable                       10,792           --        41,830       356,300        (45,503)      363,419
Other current assets                                 4,068           97        46,541        82,690             --       133,396
                                                --------------------------------------------------------------------------------
                Total current assets                18,844           97       141,993       793,375        (34,363)      919,946

Fixed assets - net                                   3,893           --       109,723       241,291             --       354,907
Goodwill                                            19,662           --       131,414       738,931             --       890,007
Intercompany notes receivable                           --           --       136,017       361,384       (497,401)           --
Other assets                                     1,060,264      358,582     1,366,079       462,777     (3,104,831)      142,871
                                                --------------------------------------------------------------------------------
                                                $1,102,663    $ 358,679    $1,885,226   $ 2,597,758    $(3,636,595)   $2,307,731
                                                ================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                             $    8,348    $  11,416    $  170,003   $   337,989    $   (41,552)   $  486,204
Long-term debt                                     184,058           --       497,762        31,483             --       713,303
Intercompany notes payable                              --           --       361,384       136,017       (497,401)           --
Other liabilities                                   11,903           --       521,609        66,381       (390,023)      209,870
                                                --------------------------------------------------------------------------------
                                                   204,309       11,416     1,550,758       571,870       (928,976)    1,409,377
                                                --------------------------------------------------------------------------------

Shareholders' equity                               898,354      347,263       334,468     2,025,888     (2,707,619)      898,354
                                                --------------------------------------------------------------------------------

                                                $1,102,663    $ 358,679    $1,885,226   $ 2,597,758    $(3,636,595)   $2,307,731
                                                ================================================================================


                                                                               As of December 31, 1999
                                                --------------------------------------------------------------------------------
                                                  United       United        United
                                                 Dominion     Dominion      Dominion       Non-
                                                Industries    Holdings,    Industries,   Guarantor
                                                  Limited       Inc.          Inc.      Subsidiaries  Eliminations  Consolidated
                                                ----------    ---------    -----------  ------------  ------------  ------------
ASSETS
Inventories                                     $    3,583    $      --    $   49,161   $   326,600    $    11,310    $  390,654
Accounts and notes receivable                        8,836           --        38,930       329,538        (42,906)      334,398
Other current assets                                 4,026           97        66,575       102,378             --       173,076
                                                --------------------------------------------------------------------------------
                Total current assets                16,445           97       154,666       758,516        (31,596)      898,128

Fixed assets - net                                   2,926           --       108,533       239,442             --       350,901
Goodwill                                            18,535           --       132,292       685,670             --       836,497
Intercompany notes receivable                           --           --       126,300       355,460       (481,760)           --
Other assets                                     1,095,495      365,113     1,285,111       528,721     (3,129,783)      144,657
                                                --------------------------------------------------------------------------------
                                                $1,133,401    $ 365,210    $1,806,902   $ 2,567,809    $(3,643,139)   $2,230,183
                                                ================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                             $    9,767    $  11,416    $  187,349   $   357,469    $   (38,955)   $  527,046
Long-term debt                                     205,364           --       346,852        39,290             --       591,506
Intercompany notes payable                              --           --       355,460       126,300       (481,760)           --
Other liabilities                                   15,938           --       569,118        76,534       (452,291)      209,299
                                                --------------------------------------------------------------------------------
                                                   231,069       11,416     1,458,779       599,593       (973,006)    1,327,851
                                                --------------------------------------------------------------------------------

Shareholders' equity                               902,332      353,794       348,123     1,968,216     (2,670,133)      902,332
                                                --------------------------------------------------------------------------------

                                                $1,133,401    $ 365,210    $1,806,902   $ 2,567,809    $(3,643,139)   $2,230,183
                                                ================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of significant factors that have affected the results of operations and financial condition of United Dominion Industries Limited (the "Company") during the quarter ended March 31, 2000. All amounts are stated in U. S. dollars.

         As described in Note 1 to the accompanying condensed financial statements, the Company's financial statements for 1999 have been restated due to the retroactive adoption of new accounting rules.

RESULTS OF OPERATIONS - QUARTERS ENDED MARCH 31, 2000 AND 1999

         Sales of $559 million for the quarter ended March 31, 2000 were 17% higher than the $478 million reported in the first quarter of 1999. Net income of $7.2 million in 2000 compared to $13.3 million in 1999, a decrease of 46%, while per share earnings were $.19, a 42% decrease from $.33 per share for 1999. Earnings per share before goodwill amortization were $.33 per share compared to $.45 per share in 1999, a decrease of 27%. Excluding non-recurring items, first quarter net income would have been $12.0 million in 2000, or $.31 per share, a decrease of 10% and 6%, respectively, from 1999 while earnings per share before goodwill amortization would have been $.45 per share, unchanged from 1999.

         Segment profit for 2000 includes $4.0 million of restructuring costs. Excluding these costs, segment profit increased 3% while operating margins declined from 8.0% in 1999 to 7.0% in 2000. Other expenses increased significantly in 2000 due to a $3.6 million one-time charge resulting from an unfavorable tax ruling. Interest expense increased 33% over last year as average borrowings were higher in 2000 due to acquisitions and the Company's 1999 share buyback program. The Company's overall effective tax rate was 38% in both 2000 and 1999.

         The following is a summary of the factors that impacted operating results for each segment:

Flow Technology - Sales of $255 million were 12% higher than the $228 million reported in 1999. However, segment profit of $13.0 million in 2000 was 33% lower than 1999's segment profit of $19.4 million. Excluding restructuring charges, segment profit declined 28% year over year as operating margins declined from 8.5% in 1999 to 5.5% in 2000. These comparisons are adversely impacted by a first quarter loss at Bran+Luebbe, a company acquired in the third quarter of 1999. Bran+Luebbe's business is seasonally low in the first quarter and its first quarter loss was expected. In addition to the acquisition of Bran+Luebbe, Marley Cooling Tower and Marley Pump reported sizeable year over year declines in profits as they experienced operating issues and weak petrochemical markets. Smaller shortfalls at Flair and Mueller Steam were offset by strong results at Weil-McLain, CMB and Waukesha Cherry-Burrell. Weil-McLain increased its volume 19% over last year while a combination of increased volume, better pricing, and improved productivity enabled CMB to increase its operating margins almost 300%. All but one of Waukesha Cherry-Burrell's units reported year over year earnings improvement.

Machinery - Sales, segment profit and operating margins were all up significantly from the prior year. Total sales of $97 million were 9% higher than last year while profits of $6.8 million were 68% ahead of last year. Accordingly, operating margins improved from 4.5% in 1999 to 7.0% in 2000. Compaction has continued to experience strong markets world-wide, especially in Europe and the Far East. Increased sales of new machines, primarily light equipment, and expanded business in the used and rental markets have contributed to year over year improvement. The Agricultural Equipment division also showed better results in 2000. There are indications that the weak agricultural economy has hit bottom and that a recovery may have begun.

Specialty Engineered Products - Sales of $125 million and segment profit of $13.2 million were up 44% and 40%, respectively, in 2000. Operating margins declined slightly from 10.9% in 1999 to 10.6% in 2000. The increased sales and segment profit were primarily due to the recent acquisition of the Kelley Company and strong results at Marley Electric Heating. Acquired in January 2000, the Kelley Company has been added to the Dock Products division, making the division the largest supplier of dock equipment in North America. The Dock Products division also benefited from strong organic sales growth and improved margins. Marley Electric Heating benefited from favorable year over year weather conditions for its heating related products. Strong profit improvement was reported by Fenn on flat sales. The Door Products division reported lower earnings despite the benefit of acquisitions. Pricing pressures and an unfavorable shift in demand to lower margin products hurt results.

Test Instrumentation - Sales of $81 million were up 10% in 2000, while segment profit declined 57% due to restructuring charges. Excluding restructuring charges, segment profit was basically unchanged from last year but operating margins declined from 7.2% in 1999 to 6.4% in 2000. The Advanced Industrial Technologies and Test Measurement divisions both reported year over year increases in profits. Advanced Industrial Technologies benefited from the record first quarter performance of its Advanced Assembly Group unit while Test Measurement continued to experience strong markets for Radiodetection. Lunaire/LDS experienced a decline in profits in 2000 on flat sales. The Atmospheric Air division also reported lower profits as cost and performance issues have significantly impacted gross margins.

LIQUIDITY AND CAPITAL RESOURCES

         The Company used $62 million of cash for operating activities during the quarter, primarily due to an $86 million increase in working capital. Most units start gearing up production early in the year in anticipation of increased activity during the second and third quarters with a commensurate increase in working capital levels. Total "operating" working capital balances (excluding cash and borrowings) increased to $501 million at March 31, 2000 from $412 million at December 31, 1999. After providing $9 million for capital and other operating expenditures and $4 million for common share dividends, free cash flow amounted to negative $75 million in the first quarter of 2000. Free cash flow in the comparable quarter of 1999 amounted to a negative $2 million due to significantly lower working capital requirements.

         The Company spent approximately $78 million during the quarter on the acquisition of the Kelley Company. The acquisition was funded primarily through long-term borrowings. The Company's ratio of net debt (borrowings less cash on hand) to total capital (net debt plus shareholders' equity) increased to 47% at March 31 from 41% at year-end.

         At March 31, 2000, the Company had available approximately $140 million of unused credit facilities. In addition, the Company has filed a registration statement for the issuance of up to $200 million in public debt. Management believes that the combination of cash available, the remaining unused credit facilities and the proceeds from the anticipated debt offering will be adequate to provide for short-term cash needs and to support internal growth and future acquisitions.

         The Company's operating plants from time to time make changes or modifications to comply with current regulatory provisions governing the discharge of materials into the environment. The Company believes that capital expenditures for environmental control facilities in 2000 will not be material. The Company maintains an environmental policy that requires the performance of environmental audits, the conducting of seminars and other actions necessary to ensure compliance with environmental laws. Management believes that compliance with regulatory requirements and its environmental policy will have no material adverse effect on the business or the consolidated financial position of the Company.

YEAR 2000 INFORMATION

         In 1997, the Company initiated a comprehensive review of its computer systems, equipment and facilities to identify any Year 2000 problems. By the end of 1999, all of the Company's essential computer applications and systems were Year 2000 compliant and, to date, the Company has not experienced, nor does it expect to experience, any significant Year 2000 consequences. However, there can be no assurance that all aspects of the Year 2000 issue that may yet affect the Company, including those related to vendors, customers or other companies with which the Company deals, have been fully resolved.

FORWARD-LOOKING STATEMENTS

         The foregoing discussion and analysis contains "forward-looking statements" within the meaning of Section 27A of the United States Securities Exchange Act of 1934, as amended, that represent the Company's current expectations or beliefs concerning future events. Such forward-looking statements are about matters that are inherently subject to risks and uncertainties. Factors that could influence the matters discussed in such forward-looking statements include global economic conditions, the current business environment, both in North America and abroad, including interest rates and consumer and capital spending, competitive factors, pricing pressures, new product development, changes in laws and regulations, and the continuation of the favorable environment in which to make acquisitions, in North America and internationally, including regulatory requirements and the availability of acquisition candidates at affordable prices. Such factors, and other factors, could cause actual results or events to differ materially from expectations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risks from changes in interest rates relates primarily to the fair value of its long-term fixed interest rate debt and the effects that changes in interest rates have on floating rate debt and short-term investments and cash equivalents. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. A 50 basis point increase in interest rates would have a $5.3 million effect on the fair value of the Company's long-term debt as of March 31, 2000. A 50 basis point movement in the interest rate on the Company's floating rate debt and short-term investments and cash equivalents would result in an approximate $2.9 million annualized increase or decrease in net interest expense and cash flows. The Company does not trade in derivative financial instruments for trading or speculative purposes. However, it does enter into a limited range and number of derivative financial instrument contracts.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Although the registrant and its subsidiaries are involved in a number of pending legal proceedings in which damages and other relief are sought, management is of the opinion, based upon information presently available to it, that it is unlikely that any liability, to the extent not provided for through insurance or otherwise, would be material in relation to the registrant's consolidated financial position.

         The registrant has been named along with several other parties in a number of administrative proceedings maintained by federal and state agencies arising out of alleged releases or contributions of hazardous substances into the environment. None of the proceedings is, in the opinion of management, either individually or viewed in connection with all the proceedings, material to the business or consolidated financial condition of the registrant. While the registrant has participated and in the future will participate in the funding of clean up costs in connection with certain of the proceedings, it does not believe that monetary sanctions exceeding $100,000 will be imposed on it as a result of any of the proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual and Special Meeting of Shareholders was held on Tuesday, April 25, 2000.

(b) There was no solicitation in opposition to management's nominees for director and all such nominees (D.N. Boyce, H. Buerger, J.E. Courtney, P.A. Crossgrove, J.A. Drummond, J.A. Grant, W.R. Holland, R.C. King, Jr., J.T. Mayberry, H.A. Nurkin, W.W. Stinson, G.S. Taylor) were elected. All nominees were elected unanimously by show of hands at the meeting pursuant to Section 141(1) of the Canada Business Corporations Act.

(c) By show of hands in accordance with Section 141(1) of the Canada Business Corporations Act, shareholders unanimously approved the appointment of KPMG to serve as independent auditors of the registrant until the close of the next annual meeting of shareholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  None.

(b)      Reports on Form 8-K

                  There were no Reports on Form 8-K filed in the first quarter.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              UNITED DOMINION INDUSTRIES LIMITED



  Date:   May 12, 2000        /s/ Richard L. Magee
                              -------------------------------------------------
                              Richard L. Magee
                              Sr. Vice President, General Counsel and Secretary



  Date:   May 12, 2000        /s/ C. Theodore Leinbach, III
                              -------------------------------------------------
                              C. Theodore Leinbach, III
                              Vice President and Chief Accounting Officer