Form 10-Q
period 2000-06-30
UNITED DOMINION INDUSTRIES LIMITED
filed 2000-08-14
CIK 29590

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    June 30, 2000
                                -----------------

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission file number                      1-8585
                       --------------------------------------------------------


                       UNITED DOMINION INDUSTRIES LIMITED
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Canada                                     98-0125322
-------------------------------          --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

          2300 One First Union Center, Charlotte, North Carolina 28202
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  704-347-6800
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]     No  [ ]

Common Shares without par value outstanding as of June 30, 2000: 39,122,355 shares.

               UNITED DOMINION INDUSTRIES LIMITED AND SUBSIDIARIES
                                TABLE OF CONTENTS


Part I.   Financial Information
                                                                                          Page No.
                                                                                          --------
Item 1.   Condensed Financial Statements

          Unaudited Consolidated Statements of                                               3
          Income for the Quarters and Six
          Months Ended June 30, 2000 and 1999

          Unaudited Consolidated Statements of Cash                                          4
          Flows for the Six Months Ended
          June 30, 2000 and 1999

          Unaudited Consolidated Statements of                                               5
          Financial Position as of June 30, 2000
          and December 31, 1999

          Unaudited Consolidated Statements of                                               6
          Retained Earnings for the Six Months Ended
          June 30, 2000 and the Year Ended
          December 31, 1999

          Notes to Financial Statements                                                      7-13

Item 2.   Management's Discussion and Analysis of                                           14-18
          Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures                                          19
          About Market Risk

Part II.  Other Information                                                                 20

Item 1.   Legal Proceedings                                                                 20

Item 6.   Exhibits and Reports on Form 8-K                                                  20

          Signatures                                                                        21

United Dominion Industries Limited

Consolidated Statements of Income
-------------------------------------------------------------------------------

For the Quarters and Six Months Ended June 30, 2000 and 1999
(Stated in Thousands of U.S. Dollars)

                                                                Quarters Ended                       Six Months Ended
-----------------------------------------------------------------------------------------------------------------------------
                                                           June 30,          June 30,          June 30,             June 30,
                                                            2000               1999              2000                 1999
                                                                            (Restated)                             (Restated)
-----------------------------------------------------------------------------------------------------------------------------
Sales                                                     $ 626,942         $ 549,272         $ 1,185,445         $ 1,027,676
-----------------------------------------------------------------------------------------------------------------------------

Costs and expenses
      Cost of sales                                         434,268           384,289             826,368             721,054
      Restructuring charges - inventory                         346                --                 916                  --
-----------------------------------------------------------------------------------------------------------------------------
           Total cost of sales                              434,614           384,289             827,284             721,054
      Selling, general and administrative expenses          123,987           106,278             252,642             212,178
      Restructuring and other charges                        25,816             1,362              29,216               1,362
-----------------------------------------------------------------------------------------------------------------------------

           Total costs and expenses                         584,417           491,929           1,109,142             934,594
-----------------------------------------------------------------------------------------------------------------------------

Operating income                                             42,525            57,343              76,303              93,082

Other expense
      Interest -- net                                       (13,298)           (9,317)            (25,651)            (18,612)
      Other                                                    (407)               --              (4,055)                 --
-----------------------------------------------------------------------------------------------------------------------------

Income before goodwill charges and income taxes              28,820            48,026              46,597              74,470

Income tax provision                                         (9,134)          (16,663)            (13,942)            (25,135)
-----------------------------------------------------------------------------------------------------------------------------
Income before goodwill charges                               19,686            31,363              32,655              49,335

Goodwill charges, net of applicable tax benefit              (5,424)           (4,661)            (11,150)             (9,291)
-----------------------------------------------------------------------------------------------------------------------------

Net income                                                $  14,262         $  26,702         $    21,505         $    40,044
=============================================================================================================================

Earnings per common share
      Income before goodwill charges                      $    0.50         $    0.79         $      0.84         $      1.23
=============================================================================================================================
      Net income                                          $    0.36         $    0.67         $      0.55         $      1.00
=============================================================================================================================

Average common shares outstanding (thousands)                39,122            39,753              39,106              40,041
=============================================================================================================================


See accompanying notes.

United Dominion Industries Limited

Consolidated Statements of Cash Flow
-------------------------------------------------------------------------------

For the Six Months Ended June 30, 2000 and 1999
(Stated in Thousands of U.S. Dollars)

                                                                2000              1999
                                                                               (Restated)
----------------------------------------------------------------------------------------
Cash provided from operating activities
      Net income                                             $  21,505         $  40,044
      Add (deduct) items not affecting cash
          Depreciation                                          25,739            23,504
          Amortization                                          15,690            12,956
          Deferred income taxes                                 (2,273)           (2,457)
          Other                                                  1,692               760
      Net increase in working capital other than cash          (62,515)          (55,359)
      Asset securitization                                       1,300            (2,900)
----------------------------------------------------------------------------------------
                                                                 1,138            16,548
----------------------------------------------------------------------------------------

Cash used by investing activities
      Additions to fixed assets                                (28,263)          (26,525)
      Acquisition of businesses, net of cash balances          (77,456)          (14,162)
      Net proceeds from disposal of business                     7,383                --
      Proceeds from (investments in) other assets                1,070            (4,318)
      Other                                                     (1,318)             (241)
----------------------------------------------------------------------------------------
                                                               (98,584)          (45,246)
----------------------------------------------------------------------------------------
Cash provided from financing activities
      Additional borrowings                                    163,992            70,350
      Repayments of borrowings                                 (77,819)          (28,072)
      Issuance of common stock                                     160             1,473
      Repurchase of common stock                                    --           (24,955)
      Dividends                                                 (7,823)           (7,210)
----------------------------------------------------------------------------------------
                                                                78,510            11,586
----------------------------------------------------------------------------------------

Decrease in cash during the period                             (18,936)          (17,112)
Cash at beginning of year                                      108,940           123,455
----------------------------------------------------------------------------------------
Cash at end of period                                        $  90,004         $ 106,343
========================================================================================

See accompanying notes.

United Dominion Industries Limited

Consolidated Statements of Financial Position
-------------------------------------------------------------------------------

As of June 30, 2000 and December 31, 1999
(Stated in Thousands of U.S. Dollars)

                                                             June 30,           Dec. 31,
                                                               2000              1999
                                                                               (Restated)
--------------------------------------------------------------------------------------------
Current assets
      Cash and short-term investments                        $    90,004         $   108,940
      Accounts and notes receivable                              385,572             334,398
      Inventories @                                              414,846             390,654
      Other current assets                                        59,978              64,136
--------------------------------------------------------------------------------------------
           Total current assets                                  950,400             898,128

Fixed assets                                                     356,800             350,901
Goodwill                                                         891,058             836,497
Other intangible assets                                           42,289              43,547
Other assets                                                     102,482             101,110
--------------------------------------------------------------------------------------------
                                                             $ 2,343,029         $ 2,230,183
============================================================================================

Current liabilities
      Notes payable to banks                                 $    76,884         $   103,544
      Current portion of long-term debt                           45,313              46,082
      Accounts payable                                           193,989             169,362
      Accrued liabilities                                        201,572             192,618
      Customer advances                                           14,908              15,440
--------------------------------------------------------------------------------------------
           Total current liabilities                             532,666             527,046

Long-term debt                                                   694,733             591,506
Other liabilities                                                217,798             209,299
--------------------------------------------------------------------------------------------
                                                               1,445,197           1,327,851
--------------------------------------------------------------------------------------------

Shareholders' equity
      Common shares                                              538,921             537,355
      Contributed surplus                                          4,310               4,283
      Retained earnings                                          417,906             404,224
--------------------------------------------------------------------------------------------
                                                                 961,137             945,862
      Equity adjustment from foreign currency translation        (63,305)            (43,530)
--------------------------------------------------------------------------------------------
           Total shareholders' equity                            897,832             902,332
--------------------------------------------------------------------------------------------
                                                             $ 2,343,029         $ 2,230,183
============================================================================================

@ Inventories consist of:
           Raw materials                                     $   136,379         $   131,444
           Work-in-process                                       111,789             101,122
           Finished goods                                        166,678             158,088
--------------------------------------------------------------------------------------------
                                                             $   414,846         $   390,654
============================================================================================

See accompanying notes.

United Dominion Industries Limited

Consolidated Statements of Retained Earnings
-------------------------------------------------------------------------------

For the Six Months Ended June 30, 2000 and the Year Ended December 31,1999 (Stated in Thousands of U.S. Dollars)

                                                                June 30,          Dec. 31,
                                                                  2000              1999
                                                                                 (Restated)
--------------------------------------------------------------------------------------------
Balance at beginning of period                               $   404,224         $   346,467
Net income                                                        21,505              86,326
Dividends                                                         (7,823)            (14,158)
Buyback of common shares                                              --             (14,411)
--------------------------------------------------------------------------------------------
Balance at end of period                                     $   417,906         $   404,224
============================================================================================

See accompanying notes.

United Dominion Industries Limited

Notes to Financial Statements
(Stated in Thousands of U.S. Dollars)
-------------------------------------------------------------------------------

1. New accounting guidelines issued in Canada require accruing the cost of providing postretirement health care benefits during the years that the employee renders the necessary service. The company had previously recorded health care benefits on a "pay-as-you-go" basis. Additionally, the new guidelines require that for purposes of determining the pension liability, the discount rate must be based on current bond market yields rather than management's best estimate of the plan's long- term returns. The company has elected to retroactively adopt this new standard. The 1999 consolidated statements of income, cash flows and financial position and the accompanying 1999 segment results have been restated to reflect the retroactive application of the new rules.

         For the quarter and six months ended June 30, 1999, the adoption resulted in a decrease in net income of $645 and $1,290, respectively, or $.02 and $.03 per share, respectively. At December 31, 1999 the adoption resulted in increases in other current assets of $2,750 and accrued liabilities of $6,876 and decreases in other (non-current) assets of $14,142, other (non-current) liabilities of $1,355 and retained earnings of $16,913.

2. The company recorded pre-tax restructuring and other one-time charges totaling $26,695 and $34,313 during the quarter and six months ended June 30, 2000, respectively. This consisted principally of restructuring costs ($22,449 and $26,419 for the quarter and six months ended June 30, 2000, respectively) as part of the company's continuing initiative to improve operations. This initiative included plant consolidations, reductions in force, process improvements and asset write-downs. Other charges of $4,246 for the quarter ended June 30, 2000 arose primarily from a product replacement program and a legal matter. Other charges of $7,894 for the six months ended June 30, 2000 also includes a $3,648 one-time first quarter charge resulting from an unfavorable tax ruling.

3.       Information about the company's operating segments is as follows:

                                                  Quarters Ended                       Six Months Ended
                                                     June 30,                               June 30,
                                         -------------------------------         -------------------------------
                                            2000                 1999               2000                1999
                                                              (Restated)                              (Restated)
                                         -----------         -----------         -----------         -----------
Sales
    Flow Technology                      $   258,429         $   229,433         $   513,285         $   457,402
    Machinery                                160,944             152,798             258,080             242,115
    Specialty Engineered Products            124,736              83,220             244,689             165,427
    Test Instrumentation                      80,746              79,571             162,680             154,169
    Divested business                          2,087               4,250               6,711               8,563
                                         -----------         -----------         -----------         -----------
                                         $   626,942         $   549,272         $ 1,185,445         $ 1,027,676
                                         ===========         ===========         ===========         ===========

Segment Profit
    Flow Technology                      $     7,747         $    20,845         $    20,744         $    40,201
    Machinery                                 26,508              23,565              33,320              27,614
    Specialty Engineered Products              8,844               9,326              21,948              19,216
    Test Instrumentation                         930               6,185               3,263              11,587
    Divested business                           (102)                152                   5                (283)
                                         -----------         -----------         -----------         -----------
                                         $    43,927         $    60,073         $    79,280         $    98,335
                                         ===========         ===========         ===========         ===========

Reconciliation of Segment Profit
    to Net Income
    Segment profit                       $    43,927         $    60,073         $    79,280         $    98,335
    Corporate expenses                        (5,783)             (6,228)            (11,447)            (11,697)
    Interest - net                           (13,298)             (9,317)            (25,651)            (18,612)
    Other expense                             (1,843)             (1,495)             (7,497)             (3,509)
                                         -----------         -----------         -----------         -----------
    Income before income taxes                23,003              43,033              34,685              64,517
    Income taxes                              (8,741)            (16,331)            (13,180)            (24,473)
                                         -----------         -----------         -----------         -----------
    Net income                           $    14,262         $    26,702         $    21,505         $    40,044
                                         ===========         ===========         ===========         ===========

United Dominion Industries Limited

Notes to Financial Statements
(Stated in Thousands of U.S. Dollars)
-------------------------------------------------------------------------------

4. In the opinion of management, these financial statements reflect all adjustments necessary for the fair statement of results of the interim periods presented. Certain prior year amounts have been reclassified to conform with current year presentation.

         Generally accepted accounting principles (GAAP) in Canada allow for the reduction of stated capital of outstanding common shares with a corresponding offset to retained earnings. This reclassification, which the company made in 1990, is not permitted by United States GAAP and would result in an increase in capital stock and a reduction in retained earnings of $128,093 at June 30, 2000 and December 31, 1999. Canadian GAAP also permits expenses related to the issuance of capital stock, net of income taxes, to be deducted from retained earnings while United States GAAP requires such expenses to be deducted from the proceeds of stock issuances credited to capital stock. This reclassification would reduce capital stock and increase retained earnings by $20,905 at June 30, 2000 and December 31, 1999.

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


                                                 Quarters Ended          Six Months Ended
                                                    June 30,                 June 30,
                                            ---------------------     ---------------------
                                              2000         1999         2000         1999
                                            --------     --------     --------     --------
Net income:
    Canadian GAAP                           $ 14,262     $ 26,702     $ 21,505     $ 40,044
    United States GAAP                        14,338       26,778       21,657       39,194

Weighted average shares
    outstanding (000's)
    Canadian GAAP                             39,122       39,753       39,106       40,041
       Less restricted stock outstanding        (199)        (174)        (199)        (179)
                                            --------     --------     --------     --------
    United States GAAP - Basic                38,923       39,579       38,907       39,862
       Effect of dilutive securities
          Restricted stock                       199          174          199          179
          Employee stock options                  37          260           59          192
                                            --------     --------     --------     --------
    United States GAAP - Diluted              39,159       40,013       39,165       40,233
                                            ========     ========     ========     ========

Net earnings per share:
    Canadian GAAP                           $   0.36     $   0.67     $   0.55     $   1.00
                                            ========     ========     ========     ========

    United States GAAP - Basic              $   0.37     $   0.68     $   0.56     $   0.98
                                            ========     ========     ========     ========

    United States GAAP - Diluted            $   0.37     $   0.67     $   0.55     $   0.97
                                            ========     ========     ========     ========

United Dominion Industries Limited

Notes to Financial Statements
(Stated in Thousands of U.S. Dollars)
-------------------------------------------------------------------------------

         The application of United States GAAP discussed above would result in an increase in common shares of approximately $107,000 and decreases in accrued liabilities of approximately $1,000, goodwill of approximately $2,000, other (non-current) assets of approximately $1,000 and retained earnings of approximately $109,000 as of June 30, 2000.

         United States GAAP requires reporting on comprehensive income which is defined as the change in equity of a company from transactions and other events from nonowner sources. The difference between net income and comprehensive income for the company arises principally from currency translation adjustments. Income taxes have not been provided on currency translation adjustments because the net assets invested in the company's foreign operations are considered to be permanently invested. For the three and six months ended June 30, 2000, comprehensive income totaled $3,508 and $1,882, respectively. For the three and six months ended June 30, 1999, comprehensive income totaled $23,060 and $36,713, respectively.

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

United Dominion Industries Limited

Notes to Financial Statements
(Stated in Thousands of U.S. Dollars)
-------------------------------------------------------------------------------


                                                                      Quarter Ended June 30, 2000
                                       --------------------------------------------------------------------------------------------
                                            United          United         United            Non-
                                           Dominion        Dominion       Dominion         Guarantor
RESULTS OF OPERATIONS                  Industries, Ltd.  Holdings, Inc. Industries, Inc.  Subsidiaries   Eliminations  Consolidated
                                       ----------------  -------------- ----------------  ------------   ------------  ------------
Sales                                  $         9,734   $          --  $       112,085   $    513,905   $     (8,782) $    626,942

Costs and expenses
  Cost of sales                                  7,762              --           79,276        356,358         (8,782)      434,614
  Selling, general and administrative
    expenses                                     1,759              --           24,729         97,499             --       123,987
  Restructuring and other charges                   --              --            6,168         19,648             --        25,816
                                       --------------------------------------------------------------------------------------------

      Total costs and expenses                   9,521              --          110,173        473,505         (8,782)      584,417
                                       --------------------------------------------------------------------------------------------

Operating income                                   213              --            1,912         40,400             --        42,525

Other income (expense)
  Equity in earnings of subsidiaries            16,424           5,007           18,184             --        (39,615)           --
  Interest - net                                (2,180)             --          (17,269)         6,151             --       (13,298)
  Other                                             --              --            1,658            512         (2,577)         (407)
                                       --------------------------------------------------------------------------------------------

Income before income taxes
  and goodwill charges                          14,457           5,007            4,485         47,063        (42,192)       28,820

Income tax provision                              (106)             --            4,091        (14,150)         1,031        (9,134)
                                       --------------------------------------------------------------------------------------------

Income before goodwill charges                  14,351           5,007            8,576         32,913        (41,161)       19,686

Goodwill charges, net of income tax
  benefit                                          (89)             --             (714)        (4,621)            --        (5,424)
                                       --------------------------------------------------------------------------------------------

Net income                             $        14,262   $       5,007  $         7,862   $     28,292   $    (41,161) $     14,262
                                       ============================================================================================


                                                                     Quarter Ended June 30, 1999
                                       --------------------------------------------------------------------------------------------
                                            United           United           United            Non-
                                           Dominion         Dominion         Dominion        Guarantor
                                        Industries, Ltd.  Holdings, Inc.  Industries, Inc.  Subsidiaries  Eliminations Consolidated
                                       -----------------  --------------  ----------------  ------------  ------------ ------------
Sales                                  $           4,835  $         --     $       104,135   $   446,484  $    (6,182)  $  549,272

Costs and expenses
  Cost of sales                                    3,863            --              72,548       314,060       (6,182)     384,289
  Selling, general and administrative
   expenses                                          949            --              26,031        79,298           --      106,278
  Restructuring charges                               --            --                  --         1,362           --        1,362
                                       -------------------------------------------------------------------------------------------

       Total costs and expenses                    4,812            --              98,579       394,720       (6,182)     491,929
                                       -------------------------------------------------------------------------------------------

Operating income                                      23            --               5,556        51,764           --       57,343

Other income (expense)
  Equity in earnings of subsidiaries              28,146        18,393              19,306            --      (65,845)          --
  Interest - net                                  (2,298)           --             (13,297)        6,278           --       (9,317)
  Other                                               --            --               1,070             2       (1,072)          --
                                       -------------------------------------------------------------------------------------------

Income before income taxes
  and goodwill charges                            25,871        18,393              12,635        58,044      (66,917)      48,026

Income tax provision                                 834            --               3,913       (21,839)         429      (16,663)
                                       -------------------------------------------------------------------------------------------

Income before goodwill charges                    26,705        18,393              16,548        36,205      (66,488)      31,363

Goodwill charges, net of income
   tax benefit                                        (3)           --                (664)       (3,994)          --       (4,661)
                                       -------------------------------------------------------------------------------------------

Net income                             $          26,702  $     18,393    $         15,884   $    32,211  $   (66,488)  $   26,702
                                       ============================================================================================

United Dominion Industries Limited


Notes to Financial Statements
(Stated in Thousands of U.S. Dollars)
--------------------------------------------------------------------------------

                                                                              Six Months Ended June 30, 2000
                                                       ----------------------------------------------------------------------------
                                                             United            United             United             Non-
                                                            Dominion          Dominion           Dominion          Guarantor
RESULTS OF OPERATIONS                                   Industries, Ltd.   Holdings, Inc.    Industries, Inc.    Subsidiaries
                                                        ----------------   --------------    ----------------    ------------
Sales                                                       $ 20,468           $   --          $ 223,887           $ 958,385

Costs and expenses
      Cost of sales                                           16,224               --            160,132             668,223
      Selling, general and administrative expenses             3,323               --             50,336             198,983
      Restructuring and other charges                             --               --              6,168              23,048
                                                        ---------------------------------------------------------------------
          Total costs and expenses                            19,547               --            216,636             890,254
                                                        ---------------------------------------------------------------------

Operating income                                                 921               --              7,251              68,131

Other income (expense)
      Equity in earnings of subsidiaries                      25,638            2,845             27,955                  --
      Interest - net                                          (4,855)              --            (33,143)             12,347
      Other                                                       --               --               (806)                568
                                                        ---------------------------------------------------------------------
Income before income taxes
      and goodwill charges                                    21,704            2,845              1,257              81,046

Income tax provision                                             (28)              --              4,742             (20,183)
                                                        ---------------------------------------------------------------------

Income before goodwill charges                                21,676            2,845              5,999              60,863

Goodwill charges, net of income tax benefit                     (171)              --             (1,445)             (9,534)
                                                        ---------------------------------------------------------------------

Net income                                                  $ 21,505           $2,845          $   4,554           $  51,329
                                                        =====================================================================


                                                               Six Months Ended June 30, 2000
                                                             ---------------------------------
RESULTS OF OPERATIONS                                         Eliminations        Consolidated
                                                              ------------        ------------
Sales                                                          $(17,295)          $ 1,185,445

Costs and expenses
      Cost of sales                                             (17,295)              827,284
      Selling, general and administrative expenses                   --               252,642
      Restructuring and other charges                                --                29,216
                                                              -------------------------------

          Total costs and expenses                              (17,295)            1,109,142
                                                              -------------------------------

Operating income                                                     --                76,303

Other income (expense)
      Equity in earnings of subsidiaries                        (56,438)                   --
      Interest - net                                                 --               (25,651)
      Other                                                      (3,817)               (4,055)
                                                              -------------------------------

Income before income taxes
      and goodwill charges                                      (60,255)               46,597

Income tax provision                                              1,527               (13,942)
                                                              -------------------------------

Income before goodwill charges                                  (58,728)               32,655

Goodwill charges, net of income tax benefit                          --               (11,150)
                                                              -------------------------------

Net income                                                     $(58,728)          $    21,505
                                                              ===============================


                                                                                Six Months Ended June 30, 1999
                                                       ----------------------------------------------------------------------------
                                                             United            United             United             Non-
                                                            Dominion          Dominion           Dominion          Guarantor
                                                        Industries, Ltd.   Holdings, Inc.    Industries, Inc.    Subsidiaries
                                                        ----------------   --------------    ----------------    ------------
Sales                                                       $  8,814           $    --          $ 199,502           $ 830,568

Costs and expenses
      Cost of sales                                            7,079                --            140,075             585,108
      Selling, general and administrative expenses             1,862                --             47,937             162,379
      Restructuring charges                                       --                --                 --               1,362
                                                       ----------------------------------------------------------------------------
          Total costs and expenses                             8,941                --            188,012             748,849
                                                       ----------------------------------------------------------------------------

Operating income (loss)                                         (127)               --             11,490              81,719

Other income (expense)
      Equity in earnings of subsidiaries                      43,697            23,991             24,123                  --
      Interest - net                                          (4,815)               --            (22,210)              8,413
      Other                                                       --                --              2,750                 425
                                                       ----------------------------------------------------------------------------

Income before income taxes
      and goodwill charges                                    38,755            23,991             16,153              90,557

Income tax provision                                           1,294                --              4,797             (32,496)
                                                       ----------------------------------------------------------------------------

Income before goodwill charges                                40,049            23,991             20,950              58,061

Goodwill charges, net of income tax benefit                       (5)               --             (1,329)             (7,957)
                                                       ----------------------------------------------------------------------------

Net income                                                  $ 40,044           $23,991          $  19,621           $  50,104
                                                       ============================================================================

                                                            Six Months Ended June 30, 1999
                                                            --------------------------------
                                                              Eliminations      Consolidated
                                                              ------------      ------------
Sales                                                       $ (11,208)          $ 1,027,676

Costs and expenses
      Cost of sales                                           (11,208)              721,054
      Selling, general and administrative expenses                                  212,178
      Restructuring charges                                                           1,362
                                                            -------------------------------

          Total costs and expenses                            (11,208)              934,594
                                                            -------------------------------

Operating income (loss)                                            --                93,082

Other income (expense)
      Equity in earnings of subsidiaries                      (91,811)                   --
      Interest - net                                                                (18,612)
      Other                                                    (3,175)                   --
                                                            -------------------------------

Income before income taxes
      and goodwill charges                                    (94,986)               74,470

Income tax provision                                            1,270               (25,135)
                                                            -------------------------------

Income before goodwill charges                                (93,716)               49,335

Goodwill charges, net of income tax benefit                        --                (9,291)
                                                            -------------------------------

Net income                                                  $ (93,716)          $    40,044
                                                            ===============================

United Dominion Industries Limited

Notes to Financial Statements
(Stated in Thousands of U.S. Dollars)
-------------------------------------------------------------------------------

                                                                                      Six Months Ended June 30, 2000
                                                              ----------------------------------------------------------------------
                                                                    United            United             United             Non-
                                                                   Dominion          Dominion           Dominion          Guarantor
CASH FLOWS                                                     Industries, Ltd.   Holdings, Inc.    Industries, Inc.    Subsidiaries
                                                               ----------------   --------------    ----------------    ------------
Net cash provided by (used in) operating activities             $   (103)          $     --           $   9,155           $ (7,914)
                                                               ---------------------------------------------------------------------


Net cash used by investing activities
      Additions to fixed assets                                   (1,300)                --              (7,364)           (19,599)
      Acquisition of businesses, net of cash balances                 --                 --             (79,689)             2,233
      Net proceeds from disposal of business                          --                 --               7,383                 --
      Other, net                                                    (998)                --                (115)               865
                                                               ---------------------------------------------------------------------

                                                                  (2,298)                --             (79,785)           (16,501)
                                                               ---------------------------------------------------------------------


Net cash provided from financing activities
      Additional borrowings (repayments)                         (29,130)                --             116,351             (1,048)
      Increase (decrease) in net payable to affiliates            (7,741)                --             (42,196)            49,937
      Dividends (to) from affiliates                              21,871                 --                  --            (21,871)
      Return of capital (to) from affiliates                      23,876                 --                  --            (23,876)
      Other, net                                                  (7,663)                --                  --                 --
                                                               ---------------------------------------------------------------------

                                                                   1,213                 --              74,155              3,142
                                                               ---------------------------------------------------------------------

Net increase (decrease) in cash during the period                 (1,188)                --               3,525            (21,273)
Cash at beginning of year                                          1,509                 97               7,740             99,594
                                                               ---------------------------------------------------------------------

Cash at end of period                                           $    321           $     97           $  11,265           $ 78,321
                                                               =====================================================================




                                                                        Six Months Ended June 30, 2000
                                                                     -----------------------------------
CASH FLOWS                                                           Eliminations           Consolidated
                                                                     ------------           ------------
Net cash provided by (used in) operating activities                     $      --           $  1,138
                                                                     ------------------------------------

Net cash used by investing activities
      Additions to fixed assets                                                --            (28,263)
      Acquisition of businesses, net of cash balances                          --            (77,456)
      Net proceeds from disposal of business                                   --              7,383
      Other, net                                                               --               (248)
                                                                     ------------------------------------

                                                                               --            (98,584)
                                                                     ------------------------------------

Net cash provided from financing activities
      Additional borrowings (repayments)                                       --             86,173
      Increase (decrease) in net payable to affiliates                         --                 --
      Dividends (to) from affiliates                                           --                 --
      Return of capital (to) from affiliates                                   --                 --
      Other, net                                                               --             (7,663)
                                                                     ------------------------------------

                                                                               --             78,510
                                                                     ------------------------------------

Net increase (decrease) in cash during the period                              --            (18,936)
Cash at beginning of year                                                                    108,940
                                                                     ------------------------------------

Cash at end of period                                                   $      --           $ 90,004
                                                                     ====================================


                                                                                  Six Months Ended June 30, 1999
                                                               --------------------------------------------------------------------
                                                                    United            United             United             Non-
                                                                   Dominion          Dominion           Dominion          Guarantor
                                                               Industries, Ltd.   Holdings, Inc.    Industries, Inc.    Subsidiaries
Net cash provided by (used in) operating activities             $ (2,628)          $     --           $ (7,827)          $  27,003
                                                               ---------------------------------------------------------------------

Net cash used by investing activities
      Additions to fixed assets                                     (162)                --             (6,918)            (19,445)
      Acquisition of businesses, net of cash balances                 --                 --            (12,366)             (1,796)
      Other, net                                                      18                 --             (1,747)             (2,830)
                                                               ---------------------------------------------------------------------

                                                                    (144)                --            (21,031)            (24,071)
                                                               ---------------------------------------------------------------------

Net cash provided from (used by) financing activities
      Additional borrowings (repayments)                         (18,546)                --             67,619              (6,795)
      Repurchase of common shares                                (24,955)                --                 --                  --
      Increase (decrease) in net payable to affiliates             5,475                 --            (38,924)             33,449
      Dividends (to) from affiliates                              45,782                 --                 --             (45,782)
      Other, net                                                  (5,737)                --                 --                  --
                                                               ---------------------------------------------------------------------

                                                                   2,019                 --             28,695             (19,128)
                                                               ---------------------------------------------------------------------

Net decrease in cash during the period                              (753)                --               (163)            (16,196)
Cash at beginning of year                                            107                 97             12,958             110,293
                                                               ---------------------------------------------------------------------

Cash at end of period                                           $   (646)          $     97           $ 12,795           $  94,097
                                                               =====================================================================



                                                                          Six Months Ended June 30, 1999
                                                                         --------------------------------
                                                                          Eliminations      Consolidated
                                                                          ------------      -------------
Net cash provided by (used in) operating activities                       $      --           $  16,548
                                                                          -------------------------------

Net cash used by investing activities
      Additions to fixed assets                                                  --             (26,525)
      Acquisition of businesses, net of cash balances                            --             (14,162)
      Other, net                                                                 --              (4,559)
                                                                          -------------------------------

                                                                                 --             (45,246)
                                                                          -------------------------------

Net cash provided from (used by) financing activities
      Additional borrowings (repayments)                                         --              42,278
      Repurchase of common shares                                                --             (24,955)
      Increase (decrease) in net payable to affiliates                           --                  --
      Dividends (to) from affiliates                                             --                  --
      Other, net                                                                 --              (5,737)
                                                                          -------------------------------

                                                                                 --              11,586
                                                                          -------------------------------

Net decrease in cash during the period                                           --             (17,112)
Cash at beginning of year                                                                       123,455
                                                                          -------------------------------

Cash at end of period                                                     $      --           $ 106,343
                                                                          ===============================

United Dominion Industries Limited

Notes to Financial Statements
(Stated in Thousands of U.S. Dollars)
--------------------------------------------------------------------------------


                                                                            As of June 30, 2000
                                            --------------------------------------------------------------------------
                                                 United              United             United                Non-
                                                Dominion             Dominion           Dominion           Guarantor
                                            Industries, Ltd.      Holdings, Inc.    Industries, Inc.      Subsidiaries
                                            ----------------      --------------    ----------------      ------------
             ASSETS
Accounts and notes receivable                 $   10,362          $       --          $   35,207          $   384,825
Inventories                                        3,671                  --              53,493              346,732
Other current assets                                 416                  97              58,406               91,063
                                            --------------------------------------------------------------------------
             Total current assets                 14,449                  97             147,106              822,620

Fixed assets - net                                 3,888                  --             109,868              243,044
Goodwill                                          20,092                  --             130,410              740,556
Intercompany notes receivable                         --                  --             139,515              360,860
Other assets                                   1,050,332             363,589           1,377,101              486,625
                                            --------------------------------------------------------------------------

                                              $1,088,761          $  363,686          $1,904,000          $ 2,653,705
                                            ==========================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                           $    8,651          $   11,416          $  161,993          $   391,478
Long-term debt                                   170,492                  --             496,448               27,793
Intercompany notes payable                            --                  --             360,860              139,515
Other liabilities                                 11,786                  --             548,533               79,130
                                            --------------------------------------------------------------------------
                                                 190,929              11,416           1,567,834              637,916
                                            --------------------------------------------------------------------------

Total shareholders' equity                       897,832             352,270             336,166            2,015,789
                                            --------------------------------------------------------------------------

                                              $1,088,761          $  363,686          $1,904,000          $ 2,653,705
                                            ==========================================================================


                                                      As of June 30, 2000
                                                --------------------------------
                                                 Eliminations      Consolidated
                                                 ------------      ------------
             ASSETS
Accounts and notes receivable                    $   (44,822)      $  385,572
Inventories                                           10,950          414,846
Other current assets                                      --          149,982
                                                --------------------------------
             Total current assets                    (33,872)         950,400

Fixed assets - net                                        --          356,800
Goodwill                                                  --          891,058
Intercompany notes receivable                       (500,375)              --
Other assets                                      (3,132,876)         144,771
                                                --------------------------------

                                                 $(3,667,123)      $2,343,029
                                                ================================



LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                              $   (40,872)      $  532,666
Long-term debt                                            --          694,733
Intercompany notes payable                          (500,375)              --
Other liabilities                                   (421,651)         217,798
                                                --------------------------------
                                                    (962,898)       1,445,197
                                                --------------------------------

Total shareholders' equity                        (2,704,225)         897,832
                                                --------------------------------

                                                 $(3,667,123)      $2,343,029
                                                ================================





                                                                      As of December 31, 1999
                                         -----------------------------------------------------------------------------
                                               United                United             United                Non-
                                              Dominion              Dominion           Dominion            Guarantor
                                          Industries, Ltd.        Holdings, Inc.    Industries, Inc.      Subsidiaries
                                          ----------------        --------------    ----------------      ------------
ASSETS
Accounts and notes receivable                 $    8,836          $       --          $   38,930          $   329,538
Inventories                                        3,583                  --              49,161              326,600
Other current assets                               4,026                  97              66,575              102,378
                                              ------------------------------------------------------------------------
             Total current assets                 16,445                  97             154,666              758,516

Fixed assets - net                                 2,926                  --             108,533              239,442
Goodwill                                          18,535                  --             132,292              685,670
Intercompany notes receivable                         --                  --             126,300              355,460
Other assets                                   1,095,495             365,113           1,285,111              528,721
                                              ------------------------------------------------------------------------

                                              $1,133,401          $  365,210          $1,806,902          $ 2,567,809
                                              =======================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                           $    9,767          $   11,416          $  187,349          $   357,469
Long-term debt                                   205,364                  --             346,852               39,290
Intercompany notes payable                            --                  --             355,460              126,300
Other liabilities                                 15,938                  --             569,118               76,534
                                              ------------------------------------------------------------------------
                                                 231,069              11,416           1,458,779              599,593
                                              ------------------------------------------------------------------------
Shareholders' equity                             902,332             353,794             348,123            1,968,216
                                              ------------------------------------------------------------------------

                                              $1,133,401          $  365,210          $1,806,902          $ 2,567,809
                                              ========================================================================

                                                    As of December 31, 1999
                                                --------------------------------
                                                 Eliminations      Consolidated
                                                 ------------      ------------
ASSETS
Accounts and notes receivable                    $   (42,906)          $  334,398
Inventories                                           11,310              390,654
Other current assets                                      --              173,076
                                                 --------------------------------
             Total current assets                    (31,596)             898,128

Fixed assets - net                                        --              350,901
Goodwill                                                  --              836,497
Intercompany notes receivable                       (481,760)                  --
Other assets                                      (3,129,783)             144,657
                                                 --------------------------------
                                                 $(3,643,139)          $2,230,183
                                                 ================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                              $   (38,955)          $  527,046
Long-term debt                                            --              591,506
Intercompany notes payable                          (481,760)                  --
Other liabilities                                   (452,291)             209,299
                                                 --------------------------------
                                                    (973,006)           1,327,851
                                                 --------------------------------

Shareholders' equity                              (2,670,133)             902,332
                                                  -------------------------------

                                                 $(3,643,139)          $2,230,183
                                                 ================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of significant factors that have affected the results of operations and financial condition of United Dominion Industries Limited (the "Company") during the quarter and six months ended June 30, 2000. All amounts are stated in U. S. dollars.

         As described in Note 1 to the accompanying financial statements, the Company's financial statements for 1999 have been restated due to the retroactive adoption of new accounting rules.

          Results of Operations - Quarters Ended June 30, 2000 and 1999

         Sales of $627 million for the quarter ended June 30, 2000 were 14% higher than the $549 million reported in the comparable quarter of 1999. Net income of $14.3 million in 2000 compared to $26.7 million in 1999 while per share earnings were $.36 per share versus $.67 per share for 1999. Excluding non-recurring items, second quarter net income would have been $30.8 million in 2000, or $.79 per share, compared to $27.5 million in 1999, or $.69 per share, a 12% year-over-year increase in net income and a 14% increase in earnings per share. Earnings per share before goodwill charges and non-recurring items would have been $.92 per share in 2000 compared to $.81 per share for 1999, an increase of 14%. The increased earnings related primarily to an increase in segment profit, excluding non-recurring items, and lower corporate expenses.

         Segment profit for 2000 includes $26.3 million of non-recurring items. These non-recurring costs consist of $22.4 million in restructuring charges to support the company's operations improvement initiatives, UDXcellence, and $3.8 million of charges related to a product replacement program and a legal matter. Segment profit for 1999 included $1.4 million of restructuring charges. Excluding these costs, segment profit increased 14% from 1999 to 2000, while segment operating margins increased slightly to 11.3% from 11.2% last year. Excluding non-recurring items, corporate and other expenses declined 7% in the second quarter reflecting the continuing benefits of cost reduction initiatives previously implemented. Net interest increased 43% in 2000 to $13.3 million due to increased interest rates and higher debt levels which were used to fund acquisitions. The Company's effective tax rate was approximately 38% in both 2000 and 1999.

         The following is a summary of the factors that impacted operating results for each segment.

Flow Technology - Sales of $258 million were 13% higher than the $229 million reported in 1999. Despite the increase in sales, segment profit (excluding non-recurring items of $13.4 million in 2000 and $1.2 million in 1999) declined 4% year over year to $21.1 million in 2000 from $22.0 million in 1999. Accordingly, operating margins declined from 9.6% in 1999 to 8.2% in 2000. Weil-McLain and Flair showed year-over-year improvement and the segment benefited from the contribution of Bran+Luebbe which was acquired in the third quarter of 1999. Weil-McLain has experienced strong markets due to pent-up demand and oil to gas boiler conversions. Flair is also benefiting from higher year-over-year volumes and lower selling, general and administrative expenses. However, the results of Marley Cooling Tower and Marley Pump were particularly disappointing in the quarter as both of these divisions were impacted by softness in the petrochemical market and operating issues. Additionally, Marley Pump suffered from the uncertainty surrounding the proposed joint venture with Franklin Electric. Improvement at Mueller Steam was offset by a small shortfall at Waukesha Cherry-Burrell while CMB's results were virtually unchanged from a year ago.

Machinery - Sales, segment profit and operating margins were all up from the prior year. Total sales of $161 million were 5% ahead of last year while segment profit of $26.9 million (excluding non-recurring charges of $350 thousand) was 14% higher. Operating margins increased from 15.4% last year to 16.7% in 2000. Compaction has continued to experience strong markets world-wide, especially in Europe and the Far East, but there is some indication of softness in North America. Despite this softness and the weakness of the Deutsche Mark versus the
U. S. dollar, this year's second quarter results were an all-time record for the Compaction Division. Increased sales of new machines in almost all product lines have contributed to the year-over-year improvement. The Agricultural Equipment division also showed better results in 2000. There are indications that the weak agricultural economy has hit bottom and that a recovery may have begun.

Specialty Engineered Products - Excluding non-recurring items totaling $5.3 million, segment profit of $14.1 million in 2000 was up 51% over 1999 while sales of $125 million were 50% higher than the prior year. Operating margins increased slightly to 11.3% in 2000 from 11.2% in 1999. Most of the year-over-year increase in results was due to acquisitions. However, excluding the impact of acquisitions, sales and segment profit were still up 18% over last year. Marley Engineered Products (formerly known as Marley Electric Heating) benefited from strong demand for its heating related products. The Dock Products division continued to experience strong markets and benefited from the acquisition of the Kelley Company in January 2000 and TKO Doors in the third quarter of 1999. Earnings from the Door Products division were basically flat year over year despite higher sales. Pricing pressures and an unfavorable shift in demand to lower margin products hurt results. C&M benefited from higher sales and earnings, primarily due to growth in its international business. Fenn reported lower sales and earnings primarily due to volume shortfalls in its Machinery division.

Test Instrumentation - Sales of $81 million were up only 1% over 1999; however, segment profit (excluding non-recurring items) of $8.2 million was 30% higher than last year. Accordingly, operating margins improved from 8.0% in 1999 to 10.2% in 2000. All operations showed year-over-year improvement in earnings, most notably the Test Measurement division and Lunaire/LDS. Radiodetection is benefiting from recent acquisitions and strong telecommunication markets. Lunaire/LDS has experienced very strong bookings and its backlog is at an all-time high. The Atmospheric Air Division reported lower sales, primarily due to weak automotive markets at TMI, but cost reduction initiatives enabled this division to still increase year-over-year earnings.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         Sales for the six months ended June 30, 2000 of $1.2 billion were 15% higher than 1999's sales of $1.0 billion while net income of $21.5 million ($.55 per share) in 2000 compared to $40.0 million ($1.00 per share) in 1999. Excluding non-recurring items, net income and earnings per share would have been $42.8 million, or $1.09 per share, in 2000 compared to $40.9 million, or $1.02 per share, in 1999, a 5% and 7% increase in net income and earnings per share, respectively.

         The factors impacting the results during the six months were substantially the same as those discussed for the second quarter. Excluding non-recurring items, segment profit of $109.5 million in 2000 was 10% higher than the $99.7 million reported in 1999. The increase in sales and segment profit was primarily attributable to acquisitions. Excluding the results of businesses acquired during the last year, sales and segment profit would have increased 3% from a year ago. Corporate expenses have declined 2% from last year while other expense increased by $4.0 million in 2000. The increase in other expense was due entirely to non-recurring charges in 2000, primarily a one-time charge resulting from an unfavorable tax ruling in the first quarter. Net interest expense increased 38% in 2000 to $25.7 million due to higher debt levels which were used to fund acquisitions and last year's common share repurchase program. The Company's effective income tax rate was unchanged at 38% in 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company generated only $1 million of cash from operating activities during the first six months of 2000 as the combination of net income, depreciation and amortization were offset by a $63 million increase in working capital. Total "operating" working capital balances (excluding cash and borrowings) increased to $450 million at June 30, 2000 from $412 million at December 31, 1999, but declined from $501 million at March 31, 2000. Free cash flow totaled a negative $35 million during the first six months after factoring in $28 million for capital and other expenditures and $8 million for common share dividends. Free cash flow for the first six months of 1999 amounted to a negative $24 million. The year-over-year decline in free cash flow is primarily due to lower net income in 2000.

         The Company's ratio of net debt (borrowings less cash on hand) to total capital (net debt plus shareholders' equity) increased to 45% at June 30, 2000 from 41% at year-end. At June 30, 2000, the Company had available $172 million of unused credit facilities. Management believes that the combination of cash available, the remaining unused credit facilities and proceeds from the previously announced divestitures (see "Other Items") and a possible debt offering will be adequate to provide for short-term cash needs and to support internal growth and future acquisitions.

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

OTHER ITEMS

         The Company has announced that it intends to divest several non-core businesses, including the Door Products division and Fenn Manufacturing (which are part of the Specialty Engineered Products segment), TMI (which is part of the Test Instrumentation segment), and the Company's Agricultural Equipment division (which is part of the Machinery segment). In 1999, proforma full year sales and earnings from these companies totaled approximately $300 million and $31 million, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risks from changes in interest rates relates primarily to the fair value of its long-term fixed interest rate debt and the effects that changes in interest rates have on floating rate debt and short-term investments and cash equivalents. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. A 50 basis point increase in interest rates would have a $5.1 million effect on the fair value of the Company's long-term debt as of June 30, 2000. A 50 basis point movement in the interest rate on the Company's floating rate debt and short-term investments and cash equivalents would result in an approximate $2.6 million annualized increase or decrease in net interest expense and cash flows. The Company does not trade in derivative financial instruments for trading or speculative purposes. However, it does enter into a limited range and number of derivative financial instrument contracts.

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


                                    UNITED DOMINION INDUSTRIES LIMITED



Date: August 9, 2000                 /s/ Richard L. Magee
                                    ---------------------------------
                                    Richard L. Magee
                                    Sr. Vice President, Secretary and
                                    General Counsel



Date: August 9, 2000                 /s/ C. Theodore Leinbach, III
                                    ---------------------------------
                                    C. Theodore Leinbach, III
                                    Vice President and Controller