Form 10-Q
period 2000-09-30
UNITED DOMINION INDUSTRIES LIMITED
filed 2000-11-09
CIK 29590

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934


Commission file number                1-8585


                       UNITED DOMINION INDUSTRIES LIMITED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Canada                                   98-0125322
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

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

YES    [X]     No [ ]

Common Shares without par value outstanding as of September 30, 2000: 39,122,355 shares.

               UNITED DOMINION INDUSTRIES LIMITED AND SUBSIDIARIES

                                TABLE OF CONTENTS


Part I.   Financial Information
                                                                       Page No.
                                                                       --------
Item 1.   Condensed Financial Statements

          Unaudited Consolidated Statements of Income for the Quarters        3
          and Nine Months Ended September 30, 2000 and 1999

          Unaudited Consolidated Statements of Cash                           4
          Flows for the Nine Months Ended
          September 30, 2000 and 1999

          Unaudited Consolidated Statements of Financial Position as          5
          of September 30, 2000 and December 31, 1999

          Unaudited Consolidated Statements of                                6
          Retained Earnings for the Nine Months Ended
          September 30, 2000 and the Year Ended December 31, 1999

          Notes to Financial Statements                                    7-13


Item 2.   Management's Discussion and Analysis of                         14-18
          Financial Condition and Results of Operations


Item 3.   Quantitative and Qualitative Disclosures                           19
          About Market Risk

Part II.  Other Information

Item 1.   Legal Proceedings                                                  20

Item 6.   Exhibits and Reports on Form 8-K                                   20

          Signatures                                                         21

UNITED DOMINION INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

For the Quarters and Nine Months Ended September 30, 2000 and 1999 (Stated in Thousands of U.S. Dollars)

                                                             Quarters Ended                 Nine Months Ended
--------------------------------------------------------------------------------------------------------------------
                                                        Sept. 30,      Sept. 30,        Sept. 30,         Sept. 30,
                                                          2000            1999            2000             1999
                                                                       (Restated)                        (Restated)
--------------------------------------------------------------------------------------------------------------------
Sales                                                  $ 588,287       $ 546,998       $ 1,773,732       $ 1,574,674
--------------------------------------------------------------------------------------------------------------------

Costs and expenses
     Cost of sales                                       407,461         377,161         1,233,829         1,098,215
     Restructuring charges - inventory                       650              --             1,566                --
--------------------------------------------------------------------------------------------------------------------
        Total cost of sales                              408,111         377,161         1,235,395         1,098,215
     Selling, general and administrative expenses        119,921         113,302           372,563           325,480
     Restructuring and other charges                       2,858           3,239            32,074             4,601
--------------------------------------------------------------------------------------------------------------------

        Total costs and expenses                         530,890         493,702         1,640,032         1,428,296
--------------------------------------------------------------------------------------------------------------------

Operating income                                          57,397          53,296           133,700           146,378

Other expense
     Interest -- net                                     (11,780)         (9,384)          (37,431)          (27,996)
     Other                                                    --          (1,500)           (4,055)           (1,500)
--------------------------------------------------------------------------------------------------------------------

Income before goodwill charges and income taxes           45,617          42,412            92,214           116,882

Income tax provision                                     (15,046)        (10,262)          (28,988)          (35,397)
--------------------------------------------------------------------------------------------------------------------
Income before goodwill charges                            30,571          32,150            63,226            81,485

Goodwill charges, net of applicable tax benefit           (5,691)         (4,841)          (16,841)          (14,132)
--------------------------------------------------------------------------------------------------------------------

Net income                                             $  24,880       $  27,309       $    46,385       $    67,353
====================================================================================================================


Earnings per common share
     Income before goodwill charges                    $    0.78       $    0.81       $      1.62       $      2.05
====================================================================================================================
     Net income                                        $    0.64       $    0.69       $      1.19       $      1.69
====================================================================================================================


Average common shares outstanding (thousands)             39,122          39,454            39,112            39,843
====================================================================================================================

See accompanying notes.

UNITED DOMINION INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

For the Nine Months Ended September 30, 2000 and 1999
(Stated in Thousands of U.S. Dollars)

                                                              2000            1999
                                                                           (Restated)
-------------------------------------------------------------------------------------
Cash provided from operating activities
     Net income                                             $ 46,385        $ 67,353
     Add (deduct) items not affecting cash
        Depreciation                                          36,975          35,612
        Amortization                                          23,489          19,466
        Deferred income taxes                                 (5,203)          2,906
        Other                                                   (467)          1,174
     Net increase in working capital other than cash         (75,306)        (28,534)
     Asset securitization                                      2,100            (300)
-------------------------------------------------------------------------------------
                                                              27,973          97,677
-------------------------------------------------------------------------------------

Cash used by investing activities
     Additions to fixed assets                               (37,049)        (45,388)
     Acquisition of businesses, net of cash balances         (96,145)       (136,146)
     Net proceeds from disposal of business                    7,383               -
     Proceeds from (investments in) other assets                 717          (4,414)
     Other                                                    (1,575)           (259)
-------------------------------------------------------------------------------------
                                                            (126,669)       (186,207)
-------------------------------------------------------------------------------------

Cash provided from financing activities
     Additional borrowings                                   169,271         111,275
     Repayments of borrowings                                (70,229)        (17,250)
     Issuance of common stock                                    160           1,537
     Repurchase of common stock                                    -         (38,476)
     Dividends                                               (12,125)        (10,770)
-------------------------------------------------------------------------------------
                                                              87,077          46,316
-------------------------------------------------------------------------------------

Decrease in cash during the period                           (11,619)        (42,214)
Cash at beginning of year                                    108,940         123,455
-------------------------------------------------------------------------------------
Cash at end of period                                       $ 97,321        $ 81,241
=====================================================================================

See accompanying notes.

UNITED DOMINION INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
--------------------------------------------------------------------------------

As of September 30, 2000 and December 31, 1999
(Stated in Thousands of U.S. Dollars)

                                                                  September 30,     December 31,
                                                                      2000              1999
                                                                                     (Restated)
-----------------------------------------------------------------------------------------------
Current assets
     Cash and short-term investments                                $ 97,321         $ 108,940
     Accounts and notes receivable                                   382,605           334,398
     Inventories @                                                   418,677           390,654
     Other current assets                                             59,057            64,136
-----------------------------------------------------------------------------------------------
         Total current assets                                        957,660           898,128

Fixed assets                                                         354,594           350,901
Goodwill                                                             877,417           836,497
Other intangible assets                                               41,692            43,547
Other assets                                                         109,194           101,110
-----------------------------------------------------------------------------------------------
                                                                 $ 2,340,557       $ 2,230,183
===============================================================================================

Current liabilities
     Notes payable to banks                                         $ 91,247         $ 103,544
     Current portion of long-term debt                                45,367            46,082
     Accounts payable                                                176,980           169,362
     Accrued liabilities                                             194,631           192,618
     Customer advances                                                12,968            15,440
-----------------------------------------------------------------------------------------------
         Total current liabilities                                   521,193           527,046

Long-term debt                                                       686,870           591,506
Other liabilities                                                    214,073           209,299
-----------------------------------------------------------------------------------------------
                                                                   1,422,136         1,327,851
-----------------------------------------------------------------------------------------------

Shareholders' equity
     Common shares                                                   539,262           537,355
     Contributed surplus                                               4,310             4,283
     Retained earnings                                               438,484           404,224
-----------------------------------------------------------------------------------------------
                                                                     982,056           945,862
     Equity adjustment from foreign currency translation             (63,635)          (43,530)
-----------------------------------------------------------------------------------------------
         Total shareholders' equity                                  918,421           902,332
-----------------------------------------------------------------------------------------------
                                                                 $ 2,340,557       $ 2,230,183
===============================================================================================


@ Inventories consist of:
         Raw materials                                              $138,331          $131,444
         Work-in-process                                             109,606           101,122
         Finished goods                                              170,740           158,088
-----------------------------------------------------------------------------------------------
                                                                    $418,677          $390,654
===============================================================================================

See accompanying notes.

UNITED DOMINION INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
--------------------------------------------------------------------------------

For the Nine Months Ended September 30, 2000 and the Year Ended December 31,1999 (Stated in Thousands of U.S. Dollars)

                                                     Sept. 30,         Dec. 31,
                                                        2000             1999
                                                                      (Restated)
--------------------------------------------------------------------------------
Balance at beginning of period                       $ 404,224        $ 346,467
Net income                                              46,385           86,326
Dividends                                              (12,125)         (14,158)
Buyback of common shares                                     -          (14,411)
--------------------------------------------------------------------------------
Balance at end of period                             $ 438,484        $ 404,224
================================================================================

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

     For the quarter and nine months ended September 30, 1999, the adoption resulted in a decrease in net income of $647 and $1,937, respectively, or $.02 and $.05 per share, respectively. At December 31, 1999 the adoption resulted in increases in other current assets of $2,750 and accrued liabilities of $6,876 and decreases in other (non-current) assets of $14,142, other (non-current) liabilities of $1,355 and retained earnings of $16,913.

2. The company recorded pre-tax restructuring and other one-time charges totaling $3,508 and $37,821 during the quarter and nine months ended September 30, 2000, respectively. This consisted principally of restructuring costs ($3,508 and $29,927 for the quarter and nine months ended September 30, 2000, respectively) as part of the company's continuing initiative to improve operations. This initiative included plant consolidations, reductions in force, process improvements and asset write-downs. Other charges of $7,894 for the nine months ended September 30, 2000 includes $4,246 arising primarily from a product replacement program and a legal matter and a $3,648 one-time charge resulting from an unfavorable tax ruling.

3.   Information about the company's operating segments is as follows:

                                                   Quarters Ended                    Nine Months Ended
                                                    September 30,                      September 30,
                                           --------------------------------  ----------------------------------
                                                2000             1999             2000              1999
                                                              (Restated)                         (Restated)
                                           ---------------  ---------------  ---------------   ----------------
Sales
   Flow Technology                              $ 260,115        $ 250,612        $ 773,400          $ 708,014
   Machinery                                      122,069          120,391          380,149            362,506
   Specialty Engineered Products                  131,506           96,053          376,195            261,480
   Test Instrumentation                            74,597           76,181          237,277            230,350
   Divested business                                    -            3,761            6,711             12,324
                                           ---------------  ---------------  ---------------   ----------------
                                                $ 588,287        $ 546,998      $ 1,773,732         $1,574,674
                                           ===============  ===============  ===============   ================

Segment Profit
   Flow Technology                               $ 21,126         $ 22,882         $ 41,870           $ 63,083
   Machinery                                       14,839           16,953           48,159             44,567
   Specialty Engineered Products                   15,499           10,478           37,447             29,694
   Test Instrumentation                             6,091            6,126            9,354             17,713
   Divested business                                    -             (280)               5               (563)
                                           ---------------  ---------------  ---------------   ----------------
                                                 $ 57,555         $ 56,159        $ 136,835          $ 154,494
                                           ===============  ===============  ===============   ================

Reconciliation of Segment Profit
   to Net Income
   Segment profit                                $ 57,555         $ 56,159        $ 136,835          $ 154,494
   Corporate expenses                              (5,683)          (6,528)         (17,130)           (18,225)
   Interest - net                                 (11,780)          (9,384)         (37,431)           (27,996)
   Other expense                                     (561)          (3,008)          (8,058)            (6,517)
                                           ---------------  ---------------  ---------------   ----------------
   Income before income taxes                      39,531           37,239           74,216            101,756
   Income taxes                                   (14,651)          (9,930)         (27,831)           (34,403)
                                           ---------------  ---------------  ---------------   ----------------
   Net income                                    $ 24,880         $ 27,309         $ 46,385           $ 67,353
                                           ===============  ===============  ===============   ================

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

     Generally accepted accounting principles (GAAP) in Canada allow for the reduction of stated capital of outstanding common shares with a corresponding offset to retained earnings. This reclassification, which the company made in 1990, is not permitted by United States GAAP and would result in an increase in capital stock and a reduction in retained earnings of $128,093 at September 30, 2000 and December 31, 1999. Canadian GAAP also permits expenses related to the issuance of capital stock, net of income taxes, to be deducted from retained earnings while United States GAAP requires such expenses to be deducted from the proceeds of stock issuances credited to capital stock. This reclassification would reduce capital stock and increase retained earnings by $20,905 at September 30, 2000 and December 31, 1999.

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

                                                    Quarters Ended                   Nine Months Ended
                                                     September 30,                     September 30,
                                           --------------------------------------------------------------------
                                                  2000              1999             2000               1999
                                                  ----              ----             ----               ----
Net income:
   Canadian GAAP                                 $ 24,880         $ 27,309         $ 46,385           $ 67,353
   United States GAAP                              24,956           27,385           46,613             66,579

Weighted average shares
   outstanding (000's)
   Canadian GAAP                                   39,122           39,454           39,112             39,843
      Less restricted stock outstanding              (199)            (174)            (199)              (177)
                                           ---------------  ---------------  ---------------   ----------------
   United States GAAP - Basic                      38,923           39,280           38,913             39,666
      Effect of dilutive securities
         Restricted stock                             199              174              199                177
         Employee stock options                       180              219              100                201
                                           ---------------  ---------------  ---------------   ----------------
   United States GAAP - Diluted                    39,302           39,673           39,212             40,044
                                           ===============  ===============  ===============   ================

Net earnings per share:
   Canadian GAAP                                   $ 0.64           $ 0.69           $ 1.19             $ 1.69
                                           ===============  ===============  ===============   ================

   United States GAAP - Basic                      $ 0.64           $ 0.70           $ 1.20             $ 1.68
                                           ===============  ===============  ===============   ================

   United States GAAP - Diluted                    $ 0.63           $ 0.69           $ 1.19             $ 1.66
                                           ===============  ===============  ===============   ================

UNITED DOMINION INDUSTRIES LIMITED
NOTES TO FINANCIAL STATEMENTS
(Stated in Thousands of U.S. Dollars)
--------------------------------------------------------------------------------

     The application of United States GAAP discussed above would result in an increase in common shares of approximately $107,000 and decreases in accrued liabilities of approximately $1,000, goodwill of approximately $2,000, other (non-current) assets of approximately $1,000 and retained earnings of approximately $109,000 as of September 30, 2000.

     United States GAAP requires reporting on comprehensive income which is defined as the change in equity of a company from transactions and other events from nonowner sources. The difference between net income and comprehensive income for the company arises principally from currency translation adjustments. Income taxes have not been provided on currency translation adjustments because the net assets invested in the company's foreign operations are considered to be permanently invested. For the three and nine months ended September 30, 2000, comprehensive income totaled $24,626 and $26,508, respectively. For the three and nine months ended September 30, 1999, comprehensive income totaled $23,247 and $59,960, respectively.

     Effective January 1, 2001, United States GAAP will standardize the accounting for all derivative instruments. Under the new rules, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The company does not trade in financial instruments and does not engage in speculation. However, it does enter into a limited range and number of derivative financial instrument contracts. The company has a program in place to manage foreign currency risk. As part of that program, the company has entered into a limited number of foreign currency forward exchange contracts to act as an economic hedge of foreign currency transactions or intercompany loan payments. The forward exchange contracts generally have maturities which do not exceed one year and exchange rates are agreed to at the inception of the contracts. The company anticipates that the adoption of the United States GAAP rules will not have a material impact in the company's financial statements.

5. The company has a stock option plan under which options for a term not exceeding 10 years may be granted to key employees and directors to purchase common shares of the company at a price not less than 100% of their fair market value at the date of grant. As of September 30, 2000, 3,050,020 options were outstanding under this plan.

6. United Dominion Industries Limited (Limited) and its wholly owned subsidiary, United Dominion Holdings, Inc. (Holdings), are guarantors of certain senior debt issued by United Dominion Industries, Inc. (Issuer). The following is summarized condensed consolidating financial information segregating the parent and guarantor subsidiaries from non-guarantor subsidiaries. The guarantor subsidiaries are wholly owned subsidiaries of the company and guarantees are full, unconditional and joint and several. Holdings, the Issuer and the non-guarantor subsidiaries constitute all of Limited's direct and indirect subsidiaries. Separate financial statements and other disclosures of the guarantor subsidiaries are not presented because management believes these financial statements would not provide relevant material additional information to users.

UNITED DOMINION INDUSTRIES LIMITED
NOTES OF FINANCIAL STATEMENTS
(Stated in Thousands of U.S. Dollars)
--------------------------------------------------------------------------------

                                                                       Quarter Ended September 30, 2000
                                          ----------------------------------------------------------------------------------------
                                               United         United          United           Non-
                                              Dominion       Dominion        Dominion        Guarantor
                                          Industries, Ltd. Holdings, Inc. Industries, Inc.  Subsidiaries Eliminations Consolidated
                                          ---------------- -------------- ----------------  ------------ ------------ ------------
Sales                                         $ 11,141    $      -        $ 112,272          $ 471,965     $ (7,091)  $ 588,287

Costs and expenses
    Cost of sales                                8,231           -           81,527            325,444       (7,091)    408,111
    Selling, general and
      administrative expenses                    1,771           -           23,220             94,930            -     119,921
    Restructuring charges                          324           -             (133)             2,667            -       2,858
                                          ----------------------------------------------------------------------------------------

       Total costs and expenses                 10,326           -          104,614            423,041       (7,091)    530,890
                                          ----------------------------------------------------------------------------------------

Operating income                                   815           -            7,658             48,924            -      57,397

Other income (expense)
    Equity in earnings of
      subsidiaries                              26,361      16,360           15,972                  -      (58,693)          -
    Interest - net                              (2,382)          -          (17,426)             8,028            -     (11,780)
    Other                                            -           -            2,411                690       (3,101)          -
                                          ----------------------------------------------------------------------------------------

Income before income taxes
    and goodwill charges                        24,794      16,360            8,615             57,642      (61,794)     45,617

Income tax provision                               176           -            6,895            (23,356)       1,239     (15,046)
                                          ----------------------------------------------------------------------------------------

Income before goodwill charges                  24,970      16,360           15,510             34,286      (60,555)     30,571

Goodwill charges, net of income
  tax benefit                                      (90)          -             (677)            (4,924)           -      (5,691)
                                          ----------------------------------------------------------------------------------------

Net income                                    $ 24,880    $ 16,360         $ 14,833          $  29,362    $ (60,555)   $ 24,880
                                          ========================================================================================

                                                                    Quarter Ended September 30, 1999
                                          ----------------------------------------------------------------------------------------
                                               United         United          United           Non-
                                              Dominion       Dominion        Dominion        Guarantor
                                          Industries, Ltd. Holdings, Inc. Industries, Inc.  Subsidiaries Eliminations Consolidated
                                          ---------------- -------------- ----------------  ------------ ------------ ------------
Sales                                         $  6,440    $      -        $ 102,936          $ 443,068     $ (5,446)  $ 546,998

Costs and expenses
    Cost of sales                                4,999           -           75,706            301,902       (5,446)    377,161
    Selling, general and
      administrative expenses                      966           -           24,738             87,598            -     113,302
    Restructuring charges                            -           -                -              3,239            -       3,239
                                          ----------------------------------------------------------------------------------------

       Total costs and expenses                  5,965           -          100,444            392,739       (5,446)    493,702
                                          ----------------------------------------------------------------------------------------

Operating income                                   475           -            2,492             50,329            -      53,296

Other income (expense)
    Equity in earnings of subsidiaries          25,245      16,074           17,960                  -      (59,279)          -
    Interest - net                              (2,232)          -          (13,918)             6,766            -      (9,384)
    Other                                            -           -            1,433             (1,248)      (1,685)     (1,500)
                                          ----------------------------------------------------------------------------------------

Income before income taxes
    and goodwill charges                        23,488      16,074            7,967             55,847      (60,964)     42,412

Income tax provision                             3,823           -            5,619            (20,378)         674     (10,262)
                                          ----------------------------------------------------------------------------------------

Income before goodwill charges                  27,311      16,074           13,586             35,469      (60,290)     32,150

Goodwill charges, net of income
  tax benefit                                       (2)          -             (850)            (3,989)           -      (4,841)
                                          ----------------------------------------------------------------------------------------

Net income                                    $ 27,309    $ 16,074         $ 12,736           $ 31,480    $ (60,290)   $ 27,309
                                          ========================================================================================

UNITED DOMINION INDUSTRIES LIMITED
NOTES OF FINANCIAL STATEMENTS
(Stated in Thousands of U.S. Dollars)
--------------------------------------------------------------------------------

                                                                  Nine Months Ended September 30, 2000
                                          ----------------------------------------------------------------------------------------
                                               United         United          United           Non-
                                              Dominion       Dominion        Dominion        Guarantor
                                          Industries, Ltd. Holdings, Inc. Industries, Inc.  Subsidiaries Eliminations Consolidated
                                          ---------------- -------------- ----------------  ------------ ------------ ------------
Sales                                         $ 31,609    $      -        $ 336,159          $ 1,430,350   $ (24,386) $ 1,773,732

Costs and expenses
    Cost of sales                               24,455           -          241,659              993,667     (24,386)   1,235,395
    Selling, general and
      administrative expenses                    5,094           -           73,556              293,913            -     372,563
    Restructuring charges                          324           -            6,035               25,715            -      32,074
                                          ----------------------------------------------------------------------------------------

       Total costs and expenses                 29,873           -          321,250            1,313,295      (24,386)  1,640,032
                                          ----------------------------------------------------------------------------------------

Operating income                                 1,736           -           14,909              117,055            -     133,700

Other income (expense)
    Equity in earnings of subsidiaries          51,999      19,205           43,927                    -     (115,131)          -
    Interest - net                              (7,237)          -          (50,569)              20,375            -     (37,431)
    Other                                            -           -            1,605                1,258       (6,918)     (4,055)
                                          ----------------------------------------------------------------------------------------

Income before income taxes
    and goodwill charges                        46,498      19,205            9,872              138,688     (122,049)     92,214

Income tax provision                               148           -           11,637              (43,539)       2,766     (28,988)
                                          ----------------------------------------------------------------------------------------

Income before goodwill charges                  46,646      19,205           21,509               95,149     (119,283)     63,226

Goodwill charges, net of income
  tax benefit                                     (261)          -           (2,122)             (14,458)           -     (16,841)
                                          ----------------------------------------------------------------------------------------

Net income                                    $ 46,385    $ 19,205         $ 19,387             $ 80,691   $ (119,283)   $ 46,385
                                          ========================================================================================


                                                                   Nine Months Ended September 30, 1999
                                          ----------------------------------------------------------------------------------------
                                               United         United          United           Non-
                                              Dominion       Dominion        Dominion        Guarantor
                                          Industries, Ltd. Holdings, Inc. Industries, Inc.  Subsidiaries Eliminations Consolidated
                                          ---------------- -------------- ----------------  ------------ ------------ ------------
Sales                                         $ 15,254    $      -        $ 302,438          $ 1,273,636   $ (16,654) $ 1,574,674

Costs and expenses
    Cost of sales                               12,078           -          215,781              887,010     (16,654)   1,098,215
    Selling, general and
      administrative expenses                    2,828           -           72,675              249,977                  325,480
    Restructuring charges                            -           -                -                4,601                    4,601
                                          ----------------------------------------------------------------------------------------

       Total costs and expenses                 14,906           -          288,456            1,141,588     (16,654)   1,428,296
                                          ----------------------------------------------------------------------------------------

Operating income                                   348           -           13,982              132,048           -      146,378

Other income (expense)
    Equity in earnings of subsidiaries          68,942      40,065           42,083                    -    (151,090)           -
    Interest - net                              (7,047)          -          (36,128)              15,179                  (27,996)
    Other                                            -           -            4,183                 (823)     (4,860)      (1,500)
                                          ----------------------------------------------------------------------------------------

Income before income taxes
    and goodwill charges                        62,243      40,065           24,120              146,404    (155,950)     116,882

Income tax provision                             5,117           -           10,416              (52,874)      1,944      (35,397)
                                          ----------------------------------------------------------------------------------------

Income before goodwill charges                  67,360      40,065           34,536               93,530    (154,006)      81,485

Goodwill charges, net of income
  tax benefit                                       (7)          -           (2,179)             (11,946)          -      (14,132)
                                          ----------------------------------------------------------------------------------------

Net income                                    $ 67,353    $ 40,065         $ 32,357             $ 81,584   $(154,006)    $ 67,353
                                          ========================================================================================

UNITED DOMINION INDUSTRIES LIMITED
NOTES OF FINANCIAL STATEMENTS
(Stated in Thousands of U.S. Dollars)
--------------------------------------------------------------------------------

                                                                    Nine Months Ended September 30, 2000
                                          ----------------------------------------------------------------------------------------
                                               United         United          United           Non-
                                              Dominion       Dominion        Dominion        Guarantor
CASH FLOWS                                Industries, Ltd. Holdings, Inc. Industries, Inc.  Subsidiaries Eliminations Consolidated
                                          ---------------- -------------- ----------------  ------------ ------------ ------------
Net cash provided by (used in)
  operating activities                        $ (1,401)   $        -      $  (2,021)         $ 31,395      $      -   $  27,973
                                          ----------------------------------------------------------------------------------------

Net cash used by investing activities
    Additions to fixed assets                  (1,853)             -         (9,465)          (25,731)            -     (37,049)
    Acquisition of businesses                       -              -        (79,862)          (16,283)            -     (96,145)
    Net proceeds from disposal of business          -              -          7,383                 -             -       7,383
    Other, net                                   (947)             -         (2,300)            2,389             -        (858)
                                          ----------------------------------------------------------------------------------------

                                               (2,800)             -        (84,244)          (39,625)            -    (126,669)
                                          ----------------------------------------------------------------------------------------

Net cash provided from (used by)
    financing activities
    Additional borrowings (repayments)        (17,504)             -        112,845             3,701             -      99,042
    Increase (decrease) in net payable
      to affiliates                            (3,653)             -        (27,121)           30,774             -           -
    Dividends (to) from affiliates             21,871              -              -           (21,871)            -           -
    Return of capital (to) from affiliates     17,274              -              -           (17,274)            -           -
    Other, net                                (11,965)             -              -                 -             -     (11,965)
                                          ----------------------------------------------------------------------------------------

                                                6,023              -         85,724            (4,670)            -      87,077
                                          ----------------------------------------------------------------------------------------

Net increase (decrease) in cash during
  the period                                    1,822              -           (541)          (12,900)            -     (11,619)
Cash at beginning of year                       1,509             97          7,740            99,594                   108,940
                                          ----------------------------------------------------------------------------------------

Cash at end of period                         $ 3,331           $ 97        $ 7,199          $ 86,694           $ -    $ 97,321
                                          ========================================================================================


                                                                   Nine Months Ended September 30, 1999
                                          ----------------------------------------------------------------------------------------
                                               United         United          United           Non-
                                              Dominion       Dominion        Dominion        Guarantor
                                          Industries, Ltd. Holdings, Inc. Industries, Inc.  Subsidiaries Eliminations Consolidated
                                          ---------------- -------------- ----------------  ------------ ------------ ------------
Net cash provided by (used in)
  operating activities                        $ (5,997)    $        -     $ (17,360)         $ 121,034     $      -   $  97,677
                                          ----------------------------------------------------------------------------------------

Net cash used by investing activities
    Additions to fixed assets                     (332)             -       (11,056)           (34,000)           -     (45,388)
    Acquisition of businesses                  (22,038)             -       (22,042)           (92,066)           -    (136,146)
    Other, net                                      15              -        (1,160)            (3,528)           -      (4,673)
                                          ----------------------------------------------------------------------------------------

                                               (22,355)             -       (34,258)          (129,594)           -    (186,207)
                                          ----------------------------------------------------------------------------------------

Net cash provided from (used by)
    financing activities
    Additional borrowings (repayments)          23,969              -        74,741             (4,685)           -      94,025
    Repurchase of common shares                (38,476)             -             -                  -            -     (38,476)
    Increase (decrease) in net payable
      to affiliates                              6,151              -       (24,122)            17,971            -           -
    Dividends (to) from affiliates              45,782              -             -            (45,782)           -           -
    Other, net                                  (9,233)             -             -                  -            -      (9,233)
                                          ----------------------------------------------------------------------------------------

                                                28,193              -        50,619            (32,496)           -      46,316
                                          ----------------------------------------------------------------------------------------

Net decrease in cash during the period            (159)             -          (999)           (41,056)           -     (42,214)
Cash at beginning of year                          107             97        12,958            110,293                  123,455
                                          ----------------------------------------------------------------------------------------

Cash at end of period                            $ (52)          $ 97      $ 11,959           $ 69,237     $      -    $ 81,241
                                          ========================================================================================

UNITED DOMINION INDUSTRIES LIMITED
NOTES OF FINANCIAL STATEMENTS
(Stated in Thousands of U.S. Dollars)
--------------------------------------------------------------------------------

                                                                        As of September 30, 2000
                                     ----------------------------------------------------------------------------------------------
                                          United            United          United            Non-
                                         Dominion          Dominion        Dominion        Guarantor
                                     Industries, Ltd.   Holdings, Inc. Industries, Inc.   Subsidiaries   Eliminations  Consolidated
                                     ----------------   -------------- ----------------   ------------   ------------  ------------
ASSETS
Accounts and notes receivable               $ 9,178             $ -        $ 38,200        $ 379,905     $ (44,678)      $ 382,605
Inventories                                   3,693               -          52,781          351,253        10,950         418,677
Other current assets                          3,396              97          47,478          105,407             -         156,378
                                     ----------------------------------------------------------------------------------------------
          Total current assets               16,267              97         138,459          836,565       (33,728)        957,660

Fixed assets - net                            4,226               -         109,058          241,310             -         354,594
Goodwill                                     19,909               -         129,418          728,090             -         877,417
Intercompany notes receivable                     -               -         136,662          362,765      (499,427)              -
Other assets                              1,081,061         379,949       1,397,635          499,112    (3,206,871)        150,886
                                     ----------------------------------------------------------------------------------------------

                                        $ 1,121,463       $ 380,046     $ 1,911,232      $ 2,667,842  $ (3,740,026)    $ 2,340,557
                                     ==============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                         $ 9,765        $ 11,416       $ 154,050        $ 386,690     $ (40,728)      $ 521,193
Long-term debt                              179,393               -         480,080           27,397             -         686,870
Intercompany notes payable                        -               -         362,765          136,662      (499,427)              -
Other liabilities                            13,884               -         562,180           78,332      (440,323)        214,073
                                     ----------------------------------------------------------------------------------------------
                                            203,042          11,416       1,559,075          629,081      (980,478)      1,422,136
                                     ----------------------------------------------------------------------------------------------

Shareholders' equity                        918,421         368,630         352,157        2,038,761    (2,759,548)        918,421
                                     ----------------------------------------------------------------------------------------------

                                        $ 1,121,463       $ 380,046     $ 1,911,232      $ 2,667,842  $ (3,740,026)    $ 2,340,557
                                     ==============================================================================================


                                                                      As of December 31, 1999
                                     ---------------------------------------------------------------------------------------------
                                          United            United          United            Non-
                                         Dominion          Dominion        Dominion        Guarantor
                                     Industries, Ltd.   Holdings, Inc. Industries, Inc.   Subsidiaries  Eliminations  Consolidated
                                     ----------------   -------------- ----------------   ------------  ------------  ------------
ASSETS
Accounts and notes receivable             $ 8,836             $ -        $ 38,930         $ 329,538       $ (42,906)    $ 334,398
Inventories                                 3,583               -          49,161           326,600          11,310       390,654
Other current assets                        4,026              97          66,575           102,378               -       173,076
                                     ---------------------------------------------------------------------------------------------
          Total current assets             16,445              97         154,666           758,516         (31,596)      898,128

Fixed assets - net                          2,926               -         108,533           239,442               -       350,901
Goodwill                                   18,535               -         132,292           685,670               -       836,497
Intercompany notes receivable                   -               -         126,300           355,460        (481,760)            -
Other assets                            1,095,495         365,113       1,285,111           528,721      (3,129,783)      144,657
                                     ---------------------------------------------------------------------------------------------

                                      $ 1,133,401       $ 365,210     $ 1,806,902       $ 2,567,809    $ (3,643,139)  $ 2,230,183
                                     =============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                       $ 9,767        $ 11,416       $ 187,349         $ 357,469       $ (38,955)    $ 527,046
Long-term debt                            205,364               -         346,852            39,290               -       591,506
Intercompany notes payable                      -               -         355,460           126,300        (481,760)            -
Other liabilities                          15,938               -         569,118            76,534        (452,291)      209,299
                                     ---------------------------------------------------------------------------------------------
                                          231,069          11,416       1,458,779           599,593        (973,006)    1,327,851
                                     ---------------------------------------------------------------------------------------------

Shareholders' equity                      902,332         353,794         348,123         1,968,216      (2,670,133)      902,332
                                     ---------------------------------------------------------------------------------------------

                                      $ 1,133,401       $ 365,210     $ 1,806,902       $ 2,567,809    $ (3,643,139)  $ 2,230,183
                                     =============================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of significant factors that have affected the results of operations and financial condition of United Dominion Industries Limited (the "Company") during the quarter and nine months ended September 30, 2000. All amounts are stated in U. S. dollars.

         As described in Note 1 to the accompanying financial statements, the Company's financial statements for 1999 have been restated due to the retroactive adoption of new accounting rules.

Results of Operations - Quarters Ended September 30, 2000 and 1999

         Sales of $588 million for the quarter ended September 30, 2000 were 8% higher than the $547 million reported in the comparable quarter of 1999. Net income of $24.9 million in 2000 compared to $27.3 million in 1999 while per share earnings were $.64 per share in 2000 versus $.69 per share for 1999. Excluding non-recurring items, third quarter net income was $27.2 million in 2000, or $.70 per share, compared to $26.0 million in 1999, or $.66 per share, a 5% year-over-year increase in net income and a 6% increase in earnings per share. Earnings per share before goodwill charges and non-recurring items were $.84 per share in 2000 compared to $.78 per share for 1999, an increase of 8%.

         Segment profit for 2000 of $57.6 million includes $3.5 million of non-recurring items. These non-recurring costs consist primarily of a $3.8 million pre-tax charge to restructure the Company's Marley Pump division after a federal court ruling blocked a planned joint venture that would have combined the division's petroleum pump business with another company. Segment profit for 1999 of $56.2 million included $3.2 million of restructuring charges. Excluding these costs, segment profit increased 2% from $59.7 million in 1999 to $61.1 million in 2000, while segment operating margins declined from 11.0% last year to 10.4% in 2000. Excluding non-recurring items, corporate and other expenses declined 22% in the third quarter. Net interest increased 26% in 2000 to $11.8 million due to increased interest rates and higher debt levels which were used to fund acquisitions. The Company's effective tax rate was approximately 38% in 1999 and 37% in 2000.

         The following is a summary of the factors that impacted operating results for each segment.

Flow Technology - Sales of $260 million were 4% higher than the $251 million reported in 1999. Segment profit (excluding non-recurring items of $4.2 million in 2000 and $100 thousand in 1999) increased 10% year over year to $25.4 million in 2000 from $23.0 million in 1999. Accordingly, operating margins increased from 9.2% in 1999 to 9.7% in 2000. The year-over-year improvement in segment profit and operating margins came despite a significant decline at Marley Pump. Depressed petroleum equipment markets, coupled with uncertainties surrounding the outcome of the court case mentioned above, hampered its results. All of the other units showed year-over-year improvement, producing a 19% gain in segment profit and a 125-basis-point improvement in operating margins. Weil-McLain continues to show strong improvement. It is benefiting from the trend toward conversion from oil to gas boilers due to the uncertainty regarding heating oil prices and availability. Marley Cooling Tower showed significant improvement, driven by growth in its North American markets. Waukesha Cherry-Burrell also reported double-digit earnings growth. Each of its divisions experienced increased volumes and better pricing but it was also impacted by higher material costs and an unfavorable shift in mix. Flair continues to show improvement and results at Mueller Steam and CMB were up as well. Bran+Luebbe showed strong improvement when measured in local currencies; however, the translation of its results into U.S. dollars is being negatively impacted by the weakness of the Euro.

Machinery - Segment profit and operating margins were down from the prior year on flat sales. Segment profit of $14.8 million in 2000 was 12% below last year while operating margins decreased from 14.1% in 1999 to 12.2% in 2000. The year-over-year declines are all attributable to Compaction. While Compaction continues to experience strong markets in Europe and the Far East, there has been a clear weakening in its U.S. market. Also, comparisons to last year have been significantly impacted by the weakness of European currencies. The Agricultural Equipment division is showing improved results in 2000. The weak agricultural economy has stabilized and backlogs are up almost 30% from a year ago.

Specialty Engineered Products - Sales of $132 million were 37% higher than the $96 million reported in 1999. Excluding non-recurring items of $2.0 million in 1999, segment profit of $15.5 million in 2000 was up 24% over 1999. Most of the increased sales and segment profit relates to acquisitions. Operating margins declined from 13.0% in 1999 to 11.8% in 2000. Marley Engineered Products (formerly known as Marley Electric Heating) continued to benefit from strong demand for its heating related products, better pricing and improved manufacturing efficiencies. The Dock Products division continued to experience strong markets and benefited from the acquisition of the Kelley Company in January 2000. Earnings from the Door Products division were basically flat year over year despite higher sales. Prices and margins are under increasing pressure in that unit due to consolidation in the industry and a poor market for detention doors. C&M benefited from higher sales and earnings despite the continued consolidation within its markets. Fenn reported higher sales but lower earnings. A significant year-over-year improvement in its Machinery division was more than offset by shortfalls within Critical Parts.

Test Instrumentation - Sales of $75 million in 2000 were down slightly from 1999; however, segment profit (excluding non-recurring items) of $5.4 million in 2000 was down 26% from last year. Accordingly, operating margins declined from 9.5% in 1999 to 7.2% in 2000. All of the decline can be attributed to project delays and performance issues at TMI. This division was sold in October 2000. The Test Measurement Division showed significant year-over-year growth as Radiodetection continues to benefit from strong telecommunication markets. While reporting higher sales, Advanced Industrial Technologies and Lunaire/LDS both experienced lower earnings due to higher manufacturing costs and various operating issues. The King Company has completed its relocation to South Carolina and is working to improve the productivity of a new work force.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         Sales for the nine months ended September 30, 2000 of $1.8 billion were 13% higher than 1999's sales of $1.6 billion while net income of $46.4 million ($1.19 per share) in 2000 compared to $67.4 million ($1.69 per share) in 1999. Excluding non-recurring items, net income and earnings per share were $70.0 million, or $1.79 per share, in 2000 compared to $66.9 million, or $1.68 per share, in 1999, a 5% and 7% increase in net income and earnings per share, respectively. Earnings per share before goodwill charges and non-recurring items were $2.22 per share in 2000 compared to $2.03 per share in 1999, an increase of 9%.

         The factors impacting the results during the nine months were substantially the same as those discussed for the second quarter. Excluding non-recurring items, segment profit of $170.6 in 2000 was 7% higher than the $159.1 million reported in 1999. The increase in sales and segment profit was primarily attributable to acquisitions. Excluding the results of businesses acquired during the last year, sales and segment profit were basically unchanged from a year ago. Corporate expenses declined by $1.1 million, or 6%, from last year while other expense increased by $1.5 million in 2000. Excluding non-recurring charges, other expense declined by $1.0 million from 1999 to 2000. Net interest expense increased 34% in 2000 to $37.4 million primarily due to increased interest rates and higher debt levels which were used to fund acquisitions. The

Company's effective income tax rate was basically unchanged at 38% in 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company generated $28 million of cash from operating activities during the first nine months of 2000 compared to $98 million in 1999. The $70 million year-over-year decline is primarily due to increased restructuring charges and higher segment working capital requirements in 2000 and the collection, in 1999, of a $32 million tax refund. Total "operating" working capital balances (excluding cash and borrowings) increased to $476 million at September 30, 2000 from $412 million at December 31, 1999. Free cash flow totaled a negative $19 million during the first nine months after factoring in $35 million for capital and other expenditures and $12 million for common share dividends. Free cash flow for the first nine months of 1999 amounted to $33 million. The $52 million year-over-year decline in free cash flow is primarily due to the same factors mentioned above, partially offset by a $19 million reduction in capital and other expenditures.

         The Company's ratio of net debt (borrowings less cash on hand) to total capital (net debt plus shareholders' equity) increased to 44% at September 30, 2000 from 41% at year-end. At September 30, 2000, the Company had available $137 million of unused credit facilities. Management believes that the combination of cash available, the remaining unused credit facilities and future proceeds from the previously announced divestitures (see "Other Items") will be adequate to provide for short-term cash needs and to support internal growth and future acquisitions.

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

OTHER ITEMS

         In late September, the Company announced that it had entered into discussions with several parties regarding the possible sale of the Company. Although no definitive agreement has been reached, these discussions are continuing.

         The Company had also previously announced that it intends to divest several non-core businesses, including the Door Products division and Fenn Manufacturing (which are part of the Specialty Engineered Products segment), TMI (which is part of the Test Instrumentation segment), and the Company's Agricultural Equipment division (which is part of the Machinery segment). As noted previously, the sale of TMI was completed in October 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risks from changes in interest rates relates primarily to the fair value of its long-term fixed interest rate debt and the effects that changes in interest rates have on floating rate debt and short-term investments and cash equivalents. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. A 50 basis point increase in interest rates would have a $5.0 million effect on the fair value of the Company's long-term debt as of September 30, 2000. A 50 basis point movement in the interest rate on the Company's floating rate debt and short-term investments and cash equivalents would result in an approximate $2.7 million annualized increase or decrease in net interest expense and cash flows. The Company does not trade in derivative financial instruments for trading or speculative purposes. However, it does enter into a limited range and number of derivative financial instrument contracts.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits.

                 None.

         (b)     Reports on Form 8-K

                 There were no Reports on Form 8-K filed in the third quarter.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           UNITED DOMINION INDUSTRIES LIMITED



Date:  November 6, 2000                    /s/ Richard L. Magee
                                           -------------------------------------
                                           Richard L. Magee
                                           Sr. Vice President, General Counsel
                                           and Secretary



Date:  November 6, 2000                    /s/ C Theodore Leinbach, III
                                           -------------------------------------
                                           C. Theodore Leinbach, III
                                           Vice President and Controller